Form 10-K
period 2022-12-31
Skyward Specialty Insurance Group, Inc.
filed 2023-03-28
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-41591
__________________________________________
SKYWARD SPECIALTY INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)
__________________________________________

Delaware	14-1957288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Gessner Road, Suite 600 Houston, Texas	77024-4284
(Address of Principal Executive Offices)	(Zip Code)
(713) 935-4800
Registrant's telephone number, including area code
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	SKWD	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at March 22, 2023: 37,658,111
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2023 annual meeting of stockholders (the “2023 Proxy Statement”), which will be filed within 120 days of December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements
All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Skyward Specialty Insurance Group, Inc. (“Skyward Specialty” or “SKWD”) for the fiscal year ended December 31, 2022 (this “Form 10-K”), or incorporated herein by reference, including, without limitation, statements regarding Skyward Specialty’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although Skyward Specialty believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause Skyward Specialty’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. Except to the limited extent required by applicable law, Skyward Specialty undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Select Insurance and Financial Terms
Gross written premiums
Gross written premiums are the amounts received, or to be received, for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by new business submissions, binding of new business submissions into policies, renewals of existing policies, and average size and premium rate of bound policies.
Ceded written premiums
Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential large losses. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premiums is impacted by the level of our gross written premiums and any decision we make to increase or decrease retention levels, policy limits and co-participation.
Net written premiums
Net written premiums are gross written premiums less ceded written premiums.
Net earned premiums
Net earned premiums represent the earned portion of our net written premiums. Our insurance policies generally have a term of one year and premiums are earned pro rata over the term of the policy.
Commission and fee income
Commission and fee income consists of commissions and fees earned on policies placed with third party insurance companies. In certain instances, the fee income relates to placement of business which is part of our packaged solutions. We recognize commission and fee income on the effective date of the policies.
Net investment gains (losses)
Net investments gains (losses) represent the increase or decrease in the fair value of equity securities and loans still held as investments during the period.
Net realized investment gains (losses)
Net realized investment gains (losses) are a function of the difference between the amount received by us on the sale of a security and the security’s cost basis, mark-to-market adjustments, as well as any credit impairments recognized in earnings.
Losses and LAE
Losses and loss adjustment expenses (“LAE”) represent the costs incurred for insured losses, such as losses under a policy, whether paid or unpaid, as well as expenses of settling claims, including settlements, attorneys’ fees, investigation, appraisal, adjustment, defense costs, and the portion of general expenses allocated to claim resolution. Losses and LAE include a provision for claims that have occurred but have not yet been reported to the insurer. These expenses are a function of the amount and type of insurance contracts we write, and the loss experience associated with the underlying coverage. In general, our losses and LAE are affected by:
•the occurrence, frequency and severity of claims associated with the particular types of insurance contracts that we write;
•the reinsurance agreements we have in place at the time of a loss;
•the mix of business written by us;
•changes in the legal or regulatory environment related to the business we write;
•trends in legal defense costs; and
•inflation in the cost of claims including inflation related to wages, medical costs, building materials and automobile repairs.
Losses and LAE are based on actual paid losses and expenses, as well as an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and LAE may be paid out over a period of years.

Catastrophe losses
We generally define catastrophe losses as any single loss, or group of losses, related to a single Property Claim Services (“PCS” a Verisk company) designated catastrophe event. PCS has defined catastrophes in the United States, Puerto Rico, and the U.S. Virgin Islands as events that cause $25.0 million or more in direct insured losses to property and affect a significant number of policyholders and insurers.
Underwriting, acquisition and insurance expenses
Underwriting, acquisition and insurance expenses include policy acquisition costs and other underwriting and insurance expenses. Policy acquisition costs consist of commissions we pay retail agents and brokers, program administrators, captive managers and third-party administrators, net of ceding commissions we receive from reinsurers on business ceded under certain of our reinsurance contracts. In addition, acquisition expenses include premium-related taxes and other fees. Our policy acquisition costs vary with, and are directly related to, the successful production of new or renewal business. Acquisition expenses related to each policy we write are deferred and amortized to expense in proportion to the premium earned over the term of the policy. Other underwriting and insurance expenses represent the general and administrative expenses of our insurance operations including employee compensation and benefits, and corporate functions such as technology costs, office rent, depreciation and professional service fees including legal, accounting, and actuarial.
Impairment charges
Impairment charges represent reductions in the carrying value of goodwill and intangible assets.
Key Operating and Financial Metrics
We discuss certain key metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance. These metrics are generally standard among insurance companies and help to provide comparability with our peers.
Net retention, expressed as a percentage, is the ratio of net written premiums to gross written premiums.
Underwriting income (loss) is a non-GAAP financial measure defined as income (loss) before income taxes excluding net investment income, net realized and unrealized gains and losses on investments, impairment charges, interest expense, amortization expense and other income and expenses. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of underwriting income (loss) to net income, which is the most directly comparable financial metric prepared in accordance with GAAP.
Loss and LAE ratio, expressed as a percentage, is the ratio of losses and LAE to net earned premiums.
Expense ratio, expressed as a percentage, is the ratio of underwriting, acquisition and insurance expenses less commission and fee income to net earned premiums. In certain instances, fee income relates to business placed with other insurers as part of our packaged solution.
Combined ratio is the sum of loss ratio and expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
Adjusted loss and LAE ratio, expressed as a percentage, is a non-GAAP financial measure defined as the ratio of losses and LAE, excluding losses and LAE related to the loss portfolio transfer (“LPT”) and all development on reserves fully or partially covered by the LPT, to net earned premiums. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted loss ratio to loss ratio, which is the most directly comparable financial metric prepared in accordance with GAAP.
Adjusted combined ratio is a non-GAAP financial measure defined as the sum of the adjusted loss ratio and the expense ratio. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted combined ratio to combined ratio, which is the most directly comparable financial metric prepared in accordance with GAAP.
Adjusted operating income (loss) is a non-GAAP financial measure defined as net income excluding the net impact of the LPT, net realized and unrealized gains or losses on investments, goodwill impairment charges and other income and expenses. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted operating income (loss) to net income (loss), which is the most directly comparable financial metric prepared in accordance with GAAP.
Return on equity is net income as a percentage of average beginning and ending stockholders’ equity..
Adjusted return on equity is a non-GAAP financial measure defined as adjusted operating income as a percentage of average beginning and ending stockholders’ equity, plus any temporary equity, during the applicable period. See

“Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted return on equity to return on equity, which is the most directly comparable financial metric prepared in accordance with GAAP.
Tangible stockholders’ equity is a non-GAAP financial measure defined as stockholders’ equity less goodwill and intangible assets. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of tangible stockholders’ equity to stockholders’ equity, which is the most directly comparable financial metric prepared in accordance with GAAP.
Return on tangible equity is a non-GAAP financial measure defined as net income as a percentage of average beginning and ending tangible stockholders’ equity during the applicable period. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, which is the most comparable financial metric prepared in accordance with GAAP.
Adjusted return on tangible equity is a non-GAAP financial measure defined as adjusted operating income as a percentage of average beginning and ending tangible stockholders’ equity during the applicable period.

PART I
Item 1. Business
Who We Are
Skyward Specialty was formed as a Delaware corporation on January 3, 2006 as an insurance holding company. We operated under the name Houston International Insurance Group, Ltd. until we re-branded as Skyward Specialty in November 2020. References to “the Company,” “we,” “our,” “us” or like terms refer to the business of Skyward Specialty Insurance Group, Inc. and its subsidiaries.
We are a growing specialty insurance company delivering commercial property casualty (P&C) products and solutions on a non-admitted (or E&S) and admitted basis, predominantly in the United States. We focus our business on markets that are underserved, dislocated and/or for which standard insurance coverages are insufficient or inadequate to meet the needs of businesses, including our customers and prospective customers operating in these markets. Our customers typically require highly specialized, customized underwriting solutions and claims capabilities. As such, we develop and deliver tailored insurance products and services to address each of the niche markets we serve.
Our portfolio of insured risks is highly diversified — we insure customers operating in a wide variety of industries; we distribute through multiple channels; we write multiple lines of business, including general liability, excess liability, professional liability, commercial auto, group accident and health, property, surety and workers’ compensation; we insure both short and medium duration liabilities; and our business mix is balanced between E&S and admitted markets. All of these factors enable us to respond to market opportunities and dislocations by deploying capital where we believe we can consistently earn attractive risk-adjusted returns. We believe this diversification, combined with our underwriting and claims expertise, will produce strong growth and consistent profitability across P&C insurance pricing cycles.
We are led by an entrepreneurial executive management team with decades of insurance leadership experience spanning multiple aspects of the global P&C industry. Our leadership is supported by an experienced team with a broad skill set and aligned around our strategy. We believe our high-quality leadership and underwriting and claims teams, technology DNA, advanced analytics capabilities, diversified book of business, and strong competitive position in each of our chosen market niches position us to continue to profitably grow our business. We aim to deliver long-term value for our shareholders by generating best-in-class underwriting profitability and book value per share growth across P&C market cycles.
All of our insurance company subsidiaries are group rated and have financial strength ratings of “A-” (Excellent) from the A.M. Best Company (“A.M. Best”) with a stable outlook.
On January 18, 2023, we completed our initial public offering (the “IPO”), of 10,295,240 shares of common stock, consisting of 4,750,000 shares sold by us and 4,202,383 shares sold by selling stockholders, at the public offering price of $15.00 per share. The underwriters also exercised their option to purchase 1,342,857 additional shares of common stock from the selling stockholders. The net proceeds to the Company were approximately $62.3 million, after deducting underwriting discounts and specific incremental expenses directly attributable to the IPO.
Our Business and Our Strategy
We have one reportable segment through which we offer a broad array of insurance coverages to a number of market niches. Each of our eight distinct underwriting divisions has dedicated underwriting leadership supported by high-quality technical staff with deep experience in their respective niches. We believe this structure and expertise allow us to serve the needs of our customers effectively and be a value-add partner to our distributors, while earning attractive risk-adjusted returns.
Our Underwriting Divisions
Accident & Health: Our Accident & Health (“A&H”) underwriting division provides a medical stop loss solution targeting organizations with less than 2,500 employees. Our approach for managing medical costs, combined with our claims oversight, enables us to partner with select distribution partners. We target and serve a segment of the small and medium sized enterprise market that is actively seeking to take control of their healthcare costs by self-insuring a portion of their healthcare insurance. We write these products on an admitted basis and distribute primarily through retail brokers and wholesale broker partners. We established our presence in the A&H marketplace in 2015 through an acquisition of a program administrator, expanding our scope in 2016 with another program administrator partnership and eventual acquisition in 2018.
Captives: Our Captives underwriting division provides group captive solutions by drawing on our underwriting and claims expertise from other underwriting divisions to create group captives for companies seeking to self-insure. By leveraging our underwriting, claims, technology, and analytical expertise across our Company, we are able to broaden our market reach and write additional profitable business with limited additional expense. Our Captive underwriting division writes property, general liability, commercial auto, excess liability, and workers’ compensation lines of business on an E& S and an admitted basis. We often administer this business through partnerships with third-party captive managers.
Global Property: Our Global Property underwriting division provides property-only solutions to large multi-jurisdictional entities with complex property exposures. The business is written entirely on an E&S basis. We distribute this product through retail brokers and select wholesale brokers. Our book and position with our customers and distribution partners has been curated over more than ten years, and we have become an important partner to the brokers that place this business and an equally important part of our insureds’ risk transfer program.
Industry Solutions:  Our Industry Solutions underwriting division includes three underwriting units that each provide multiple coverages to the businesses they serve: Construction, Energy and Specialty Trucking. Our Construction and Energy underwriting units provide general liability, excess liability, commercial auto, workers’ compensation, and inland marine solutions, written principally on an admitted basis, to a broad range of middle market construction and energy production and servicing customers. Our Specialty Trucking unit writes on an E&S basis commercial auto and general liability solutions to mid-sized intermodal trucking companies. The industry segments we seek to underwrite often have high severity exposures that our teams of skilled and experienced underwriters and claims professionals are able to address quickly and creatively, frequently with multi-line solutions. We distribute these products through retail agents and brokers and a select network of wholesalers.
Professional Lines: Our Professional Lines underwriting division includes three underwriting units: Management Liability, Professional Liability, and Allied Health. Professional Liability and Allied Health provide E&S primary and excess claims-made liability products distributed exclusively through wholesale brokers, while our Management Liability unit provides both E&S and admitted products distributed through both wholesale and retail brokers. Our teams of experienced professional lines underwriters and claims professionals strive to deliver creative solutions effectively and efficiently, often for higher severity exposures, thereby providing value to our distribution partners and customers.
Programs: Our Programs underwriting division partners with program administrators focused on certain markets that align with our expertise and strategy. We believe partnering with a program administrator in certain circumstances is the optimal way for us to participate profitably or extend our reach in certain markets. Typically, the program administrators possess a competitive advantage (owing to their scale in a particular market niche and/or proprietary technology) that we believe would be difficult for us to replicate on our own. For example, certain of our program administrator partners have developed proprietary technology to optimize risk selection and pricing in specific markets. We believe the combination of our underwriting and claims expertise with their scale and/or technology creates a more powerful partnership than either party could present to the market on its own. Our Programs underwriting division writes property, general liability, commercial auto liability, excess liability, and workers’ compensation lines of business on an E&S and an admitted basis.
Surety: Our Surety underwriting division provides contract and commercial surety solutions to a range of trade and services organizations requiring bonding. We principally focus on small to medium sized enterprises with aggregate bond programs up to approximately $60.0 million. Our underwriting and claims professionals differentiate themselves through their technical capabilities and decision making speed. We write this business on an admitted basis and distribute through retail agents and brokers.
Transactional E&S: Our Transactional E&S underwriting division provides primary and excess non-catastrophe prone property and general liability solutions, with particular emphasis on risks that are considered hard to place because of the complexity of the underlying exposure, loss history, and/or limited operating history (i.e., start up and newer businesses). Success in our target market is determined by technical underwriting, thoughtful coverage provisions and pricing, and high-quality broker service. We access the market in this division exclusively through wholesale brokers. We formed our Transactional E&S division in September 2020 with the hiring of experienced underwriters with whom our leadership team worked at prior companies to build this business.
In addition to the underwriting divisions listed above (which we refer to as our “continuing business”), in the twelve months ended December 31, 2022 we wrote premiums in certain markets and lines of business that we have exited and placed into run-off following a determination that they did not fit our “Rule Our Niche” strategy. We refer to these lines and businesses, along with others we previously exited, as our “exited business.”

The following graphic depicts the percentage distribution of gross written premiums for continuing business by underwriting division for the year ended December 31, 2022:
The following charts outline the percentage of gross written premiums for continuing business on an admitted and non-admitted basis, by duration of risk (short-tail, which is generally less than two years, versus medium-tail, which is generally greater than two years), and by distribution source for the year ended December 31, 2022:
Our Strategy
We seek to lead in our chosen market niches and establish sustainable competitive positions in these markets. The following key elements underpin our strategy and approach to our business:
1.Providing differentiated products, services and solutions that meet the unique needs of our target markets;
2.Attracting and retaining exceptional underwriting and claims talent and incentivizing our professionals in a manner that aligns with our organization and corporate goals;
3.Amplifying the expertise of our people with advanced technology and analytics that enable superior risk selection, pricing and claims management;
4.Empowering our underwriting and claims teams with considerable authority to make decisions and apply their expertise; and
5.Fostering a culture that promotes nimbleness and responsiveness to market opportunities and dislocation.

We refer to this strategy as “Rule Our Niche” and it forms the basis of our approach to building a strong defensible market position, creating a competitive moat, and winning in our chosen markets. We believe that the principles underlying our strategy are key to achieving and sustaining best-in-class underwriting results through P&C insurance pricing cycles. We consistently strive for excellence in risk selection, pricing, and claims outcomes, and to amplify these critical functions with the use of advanced technology and analytics.
Within every underwriting division, our actions are intentional to “Rule Our Niche.” We aim to innovate constantly, and our actions are specific to each of our divisions and the markets we serve. Some notable highlights are:
•SkyDrive: Within our Specialty Trucking underwriting unit, we developed the award-winning, proprietary SkyDrive underwriting and risk management portal for our underwriters, brokers, and insureds to address a market that has been disrupted for some time due to the loss experience of certain incumbent carriers operating in the market. Our portal synthesizes real-time intelligence on driver and fleet history, safety, and performance, utilizing telematics and other data from a variety of sources. We believe the portal significantly increases the power of our risk selection, underwriting, risk management and claims decision-making. Given the success of SkyDrive, we have started to deploy components of SkyDrive across our commercial auto exposures in other underwriting divisions as well.
•Quick-Strike: Across all of our commercial auto lines, we utilize an innovative “quick strike” response to claims events. We seek to have an experienced investigator at the scene of an accident within two hours of the event, regardless of the location, to access, and if appropriate, to resolve quickly any third-party claims.
•SkyVantage: Within our Accident & Health underwriting division, we have deployed SkyVantage, our latest technology driven stop-loss solution. SkyVantage leverages big data and machine learning to evaluate group health risk at a deeper level, particularly for smaller accounts (those with less than 250 lives) for which we believe efficient data capture and data fidelity are critical to the underwriting process. We utilize SkyVantage to facilitate risk scoring to augment our experienced underwriters’ analyses for risk selection and pricing.
•Cannabis Industry: As part of our focus on underserved markets, we identified the cannabis industry as a market niche not sufficiently served by the P&C insurance industry. In property and general liability lines, we elected to partner with a technology-forward program administrator with specific capabilities for the cannabis industry. We subsequently developed and launched cannabis specific professional and executive liability products we offer directly to our wholesale partners, and then further developed and launched cannabis specific commercial surety products. We identified, evaluated, and launched products across these underwriting divisions in less than six months. We believe we have one of the market leading product offerings for cannabis, one of the fastest growing industries in the United States as measured by sales and job creation.
•Construction Captive: Together with our distribution partners for our Construction underwriting unit, we identified an opportunity to leverage our market leading experience and capabilities in a particular specialty contractor segment. We subsequently developed and launched an innovative captive solution for this segment which is offered side-by-side with our traditional guaranteed cost product. As a result, we have significantly broadened the portion of this market we can serve while leveraging our existing underwriting, claims and analytic expertise.
Our Competitive Strengths
We believe that our competitive strengths include:
Focus on profitable niches of the market that require technical underwriting and claims management as barriers to entry.
We believe that the niche areas of the commercial lines P&C markets we have selected are a highly attractive subset of the P&C insurance market and present an opportunity to generate attractive risk-adjusted returns. We actively target markets that are underserved, dislocated or for which standard, commoditized products are insufficient or inadequate to meet the needs of our customers. The unique characteristics of the risks within our core markets require each account to be efficiently and individually underwritten, in order for us to generate an acceptable, sustainable underwriting profit. Many carriers have chosen to reject businesses that they deem to be too complex, or that requires thoughtful individual underwriting; or, alternatively, have focused on simple small account risks for which more automated underwriting can be effective. Instead, we have chosen to build our underwriting divisions around deeply experienced underwriters who we empower with appropriate authority to make underwriting decisions. This structure enables us to offer innovative and unique products and solutions to our distribution partners and customers, regardless of how challenging or complex a risk may be. Further, we augment our underwriters’ experience with data and predictive analytics that are intended to differentiate risk selection and pricing decision-making while enhancing efficiency. We believe our adjusted combined ratio of 92.6% for the year ended December 31, 2022 and 94.6% for the year ended December 31, 2021 are evidence of our underwriting profitability potential in the lines of business we target.
Highly skilled underwriters.
We focus on hiring underwriting and technical staff who help differentiate our company through their expertise and experience. Our underwriting teams are knowledgeable, experienced, and empowered — characteristics which are critical to operate successfully in the markets we serve, especially since many of the risks we underwrite are particularly difficult to automate. We do not impose strict underwriting rules (i.e., we are not “box” underwriters), but rather allow our professionals the freedom to use their expertise and judgment when evaluating and pricing risks. Simply put, we give our people the tools and appropriate authority to make decisions and do what they do best — profitably underwrite complex risks.
Superior Claims Staff and Operations.
We have cultivated a best-in-class and highly specialized team of claims professionals who are highly knowledgeable about the niches we serve the lines of business we write. Our claims professionals systematically address first party claims with fair and equitable solutions and third-party claims with holistic and comprehensive responses, in each case seeking to ensure consistent and early loss recognition of indemnity and loss adjustment expenses (“LAE”).
We respond quickly when a claim is submitted with specialized adjusters, who are armed with expertise, advanced technology and analytics, to assist them in the claims resolution process. We embed technology deeply into our claims process and leverage our technology-enabled platform and tools from first notice of loss to investigation to settlement. Our analytics capabilities used by our senior leadership and claims teams include real-time, detailed information on open claims and benchmarks against closed claims. We believe that our industry expertise, nimble culture, and technology-embedded claims processes enables us to reach fair and appropriate claims outcomes for our customers.
Superior business intelligence platform.
SkyBI, our business intelligence platform, focuses on providing our senior leadership, as well as our technical teams, with real-time intelligence to drive superior decision making. SkyBI reflects the best practices our management team has learned from its extensive experience across the P&C insurance and technology sectors. We developed SkyBI, our single, comprehensive enterprise-wide data repository, as our foundation for reporting, business intelligence, analytics, and other advanced data capabilities. It provides our organization information and performance metrics across the Company in an easy-to-consume visualized format. The data can be filtered by many categories, including distributor, customer segment, line of business, specific industry, individual underwriter, and specific risk feature among others. SkyBI aids in establishing clear line of sight to objectives as well as facilitating our decision-making processes.
Advanced technology and new risk data for underwriting and claims.
We fundamentally believe that every underwriting and claims decision can be augmented with the use of new types of risk data and advanced technology. While our underwriting decisions are backed by reliable historical data and in-depth evaluation of risks resulting from intentional investment in data collection and processing capabilities, we amplify our underwriting and claims prowess by combining this data with new forms of risk data and predictive analytics. Examples of our utilization of technology include our use of SkyDrive in our Specialty Trucking unit and deployment of SkyVantage in our A&H line.
Diversified business that allows us to respond to, and capitalize on, changes in market conditions across P&C cycles.
We have been successful in building a diversified group of underwriting divisions spanning multiple product lines, industries, geographies and distribution channels. We aim to evolve with, and adapt to, the market growing certain lines of business when market conditions are favorable and limiting our exposure to certain markets when conditions are less favorable. We believe the diversity of our book allows us to respond to, and capitalize on, market opportunities and dislocations across P&C insurance market and pricing cycles resulting in a durable insurance franchise.
Attractive and winning culture.
As evidenced by our internal surveys and public information such as that available on Glassdoor and LinkedIn, we have built a distinctive winning culture. Key to our culture and operating approach is a flat structure of communication and decision-making. We trust our staff to make decisions that produce or exceed our desired financial results, and we support our staff with a clear system of measurement to gauge performance. Our use of advanced technology to enhance, but not replace, our underwriting and claims teams’ decision-making is both practical and a source of value to our professionals. We pride ourselves on maintaining an entrepreneurial environment that encourages and rewards a proactive approach to capitalize on market disruption. This environment is not only consistent with our identity as a specialty insurer but also a foundation for our success in attracting great talent and our objective of delivering best-in-class results.

High-quality, experienced leadership team that is aligned with our shareholders.
Led by our CEO, Andrew Robinson, we have an experienced, innovative and entrepreneurial executive leadership team with a track record of success in senior management roles at industry leading property and casualty companies as well as in starting and building new businesses in our industry.
Our entire senior leadership’s compensation is directly aligned with our shareholders. Each of our leaders have a material portion of their compensation in the form of long-term and short-term incentives tied to delivering sustainable, best-in-class underwriting returns. Select members of our executive leadership team have additional long term incentive targets tied directly to growth in book value per share.
Our Strategy in Action
With everything we do, from recruiting to marketing to underwriting to loss adjusting and claims resolution,  we seek to follow the core tenets of our “Rule Our Niche” strategy. This strategy is based on (i) selecting underserved market niches with attractive risk-adjusted returns for which commoditized products are inadequate to meet the needs of customers; and (ii) building sustainable defensible competitive positions in these markets with talent and technology. We believe our “Rule Our Niche” strategy will help us achieve our goal of generating best-in-class underwriting profitability for our niches while creating superior long-term shareholder value through growth in book value per share. The core tenets of our “Rule Our Niche” strategy include:
Attract and retain blue-chip underwriting and claims talent to expand and enhance our market position.
We seek to hire the most talented technical underwriting professionals who have long-standing industry relationships with distribution partners and claims professionals with expertise in the niches we write. These relationships are key to getting steady access to our preferred business. We believe that we have become a company of choice for the best talent in our industry and, as such, we will continue to grow our market position by bringing on world-class talent in our chosen markets.
Leverage our technology DNA to further distance ourselves from the competition.
We have demonstrated a differentiated ability to utilize new forms of risk data and advanced technology within the more complex, higher severity risk categories of the specialty P&C insurance market. SkyBI gives us the ability to promptly sense and quickly respond to market changes, while our core operating platforms allow us to move into new markets efficiently and without the complexity of burdensome systems. We believe our technological advantage positions us for profitable growth and expansion into additional specialty market niches where we can establish a strong and defensible market position.
Profitably grow existing lines of business and expand with new underwriting divisions.
We believe we are well-positioned to take advantage of several trends impacting our customers in the United States and globally. One such trend is the continued rise in demand for specialized insurance solutions because of increasing risks, as well as the complexity of risks, due to climate change/increased frequency of severe weather events, supply chain uncertainty, financial inflation risk, cyber risk, emergence of novel health risks, increased level of litigation, attorney involvement and jury awards, and healthcare delivery and cost. Another such noticeable market trend is the emergence of different types of economic cycles within the commercial P&C market. Historically, we saw what appeared to be the market moving in lockstep across all lines of business. Today, in our opinion, the market is experiencing a variety of “micro cycles and micro dislocations” where different pockets of the P&C insurance market experience hardening and softening at different times. Within the last 24 months, we have demonstrated our ability to react quickly in response to these trends by launching our Allied Health professional lines underwriting unit, entering the cannabis industry in three of our underwriting divisions, completing the acquisition of Aegis Surety, announcing a program administration technology partnership in cargo, launching two new captive solutions and adding an excess liability capability in our E&S business. We believe our gross written premium growth and profitability is indicative of our momentum and provides a powerful reference for the positioning of our Company to continue to expand and grow in the markets we seek to serve.
Differentiate on daily excellence to drive best-in-class underwriting performance.
We believe that our ability to meet our long-term goals, including achieving best-in-class underwriting returns and growth in book value per share, relies on how well we execute our day-to-day operations across all of our functional departments, including but not limited to underwriting, product management, and claims management. SkyBI provides the foundation by which our senior management can monitor our performance, whether it is renewal rates, new business pricing and portfolio performance for an individual underwriter, or claims aging and reserving practices and outcomes by claims adjusters. Our focus on the fundamentals that drive underwriting excellence is at the center of our strategy. Furthermore, our cross functional collaboration ensures that our underwriting, claims, actuarial and product management teams regularly review performance and trends so that portfolio, pricing and coverage changes can be implemented quickly.
Use our balance sheet to capture a larger part of the market we serve.
We are committed to establishing and maintaining a strong balance sheet, starting with conservative loss reserves and strong capitalization ratios. We believe this is imperative to maintain the confidence of customers, distribution partners, reinsurers, regulators, rating agencies and shareholders.
Since 2019, in addition to executing the LPT to limit our exposure to potential loss reserve development primarily associated with certain exited business, we have materially strengthened our claims case reserves practices with the aim to reserve to the expected ultimate loss within 90 days of first notice of loss. In addition, we have intentionally increased the level of IBNR reserves held above our claims case reserves to a more conservative position. Our net IBNR as a percentage of total net losses and LAE reserves was 61.8% as of December 31, 2022 compared to 60.0% as of December 31, 2021. We believe our reserve position is now the strongest it has been in our history and positions us well for consistently strong underwriting profitability in the future.
Marketing and Distribution
Our approach to marketing and distribution mirrors our approach to underwriting and is a key facet of our “Rule Our Niche” strategy. Our underwriting teams, as well as the Company as a whole, have strong and well-established relationships with our distribution partners and equally strong reputations that provide a foundation to establish affiliations with new distribution partners. We believe we win with distribution partners because of our deep expertise in niche markets, high caliber underwriters, culture of innovation, thoughtful product line-up and product design, and speed and quality of responsiveness, among other factors. All of our underwriting divisions invest meaningful time and effort into sustaining and expanding distribution partner loyalty and long-term relationships.
Just as we tailor underwriting to the individual needs of the insureds, we tailor our choice of distribution partners to access the particular business we seek to write. Accordingly, we distribute our products, through retail agents, wholesale brokers, select program administrators, and captive managers. This approach allows us to access the business we target effectively and efficiently based on the needs and dynamics of a particular market niche.
Retail Agents and Brokers:   We primarily distribute our Industry Solutions and Surety products and a portion of our Global Property products through retail agents and brokers. We seek to partner with retail agents and brokers that specialize in the niche markets we target and have an ability to produce both our desired quality and quantity of business. We believe these specialized retail agents and brokers have better visibility into their clients’ needs which helps us to better customize coverages to meet those needs.
Wholesale Brokers:   We primarily market and distribute our Professional Lines, and Transactional E&S products and a portion of our Global Property products through specialist wholesale brokers, including through London market wholesale brokers. We are deliberate in partnering with leading wholesale brokers in our target markets with the experience, knowledge, and ability to produce the type, volume, and quality of business we seek to write. We write business with many of the leading wholesalers in the United States and London.
Program Administrators:   We partner with select program administrators that we believe have competitive advantages in certain markets owing to their scale, underwriting, technology and/or distribution infrastructure, and who align with our strategy. We conduct thorough diligence on program administrators before entering into new partnerships to ensure alignment on underwriting and risk management. We set strict underwriting guidelines to ensure that the business produced meets our target returns. In addition, we regularly and actively monitor the performance of the business produced by our program administration partners to ensure that it is consistent with our expectations. We also impose stringent reporting and auditing requirements on our partners designed to identify any potential issues before they arise. We are not a fronting carrier and generally do not intend to generate fee income from our program partners. Currently, we have relationships with six program administrators. In all instances, we seek to align compensation of our program administration partners to meet our target underwriting profit. In two of our partnerships, we have further aligned our interests by having a minority equity ownership position and/or warrants to acquire an equity ownership position in the respective program administrators.
Captive Managers:   We partner with captive managers as they serve a critical role in sourcing prospective customers, supporting the sale of the captive product, and administering the group captive. Captive Managers work directly with retail agents and brokers to ensure a prospective customer is suitable for a group captive solution and to assist the retail agent or broker in the presentation of the group captive product. The captive manager also facilitates the day-to-day needs of the captive and its members and coordinates various administrative and operating functions for the captive including compliance, financial reporting, and board meetings. In certain instances, the captive manager will pre-

underwrite a prospective customer prior to submission for full underwriting review by our Captives underwriting unit. Delivery of other components of the captive product, including underwriting, claims oversight, reinsurance, and collateral management for claims are functions we perform. Close partnership on nearly all functions is critical to the successful construction and delivery of our group captive solutions.
Underwriting
Our approach to underwriting is deeply embedded in our “Rule Our Niche” strategy and is core to how we win in the market. Within the eight divisions, we further specialize underwriting teams with a focus on specific niches within the markets the eight divisions serve. Kirby Hill, our President of Industry Solutions, Captives and Programs underwriting divisions, has more than 30 years of experience spanning multiple facets of the insurance business, John Burkhart, our President of Specialty Lines overseeing the Professional Lines, Surety, Transactional E&S and A&H underwriting divisions, has approximately 30 years of underwriting experience, and Doug Davies, our Senior Vice President of the Global Property Underwriting Division, has approximately 20 years of underwriting experience.
Our underwriting approach is underpinned by hiring highly experienced, best-in-class and diverse teams of technical underwriters with established track records in specific specialty niche markets. We then amplify our underwriters’ skill sets with advanced technology and data analytics and empower them with appropriate authority to make decisions. We believe this approach is key to superior risk selection and pricing, and producing sustainable best-in-class underwriting results across market cycles.
We strive to augment the capabilities and experience of our underwriting professionals using new forms of data and analytics for risk selection and pricing. Our underwriting data is captured in our business intelligence platform, SkyBI. This comprehensive data repository forms the foundation of our reporting, analytics, and other data capabilities and is a key tool for our senior management team and business leaders. See the section entitled “Technology” below for more information on SkyBI.
We are highly selective in the policies we choose to bind. If our underwriters cannot reasonably expect to bind coverage at the combination of premium and coverage terms that meets our standard, we encourage them to move on quickly to other prospective opportunities.
When accepting risks, we are careful to establish terms and price that are suited to the underlying exposure. When writing in the admitted market, we endeavor to ensure that our approved forms and filed rates are appropriate and adequate for the risks we are accepting while also allowing us the flexibility to address specific and/or unique exposures. When writing in the E&S market, we use our freedom of rate and form to ensure risk and coverage are appropriate to the unique needs and exposure that are presented in this market. We endeavor to craft policies that offer affordable and appropriate protection to address our insureds’ exposures while also constructing coverage such that potential losses are more predictable and claims cost can be best managed.
Underwriting teams are supported by active engagement and collaboration with our Claims, Actuarial, Product Management, Legal and Compliance and Finance departments so that trends in the business, legal and tort developments, and competitor and regulatory actions are analyzed, shared, and acted upon in a timely manner. We view our underwriters as the center of our company and all support functions are incented and measured to support the achievement of our underwriting profitability targets. This structure serves to surface both opportunities and issues early and forms a key part of our nimbleness and ability to take advantage of market disruptions. Finally, our underwriting controls and procedures are regularly reviewed to ensure our underwriters are acting with clear line of sight to profitably underwrite each of the markets we serve.
Overall, we believe that our best-in-class underwriting talent, our use of advanced technology and analytics to enhance our underwriting selection and pricing, as well as our orientation to surround our underwriters with support from other functional areas to act on opportunities and respond to potential disruption is a unique composition of capabilities to “Rule Our Niche” in each of the markets we serve.
Claims Management
During the year ended December 31, 2022, we handled 72.5% of our claims in-house, measured as percentage of gross reported losses. In the limited instances where we do not handle claims in-house, we utilize TPAs. Specifically, we utilize TPAs for a select set of captives and programs for which the TPA possesses specific expertise that we would not seek to replicate. We also utilize TPAs for our workers’ compensation line of business, given the specific geographical knowledge that is required to adjudicate these claims. Our internal claims managers actively oversee TPA activities and monitor their individual claim handling activities to our prescribed service levels and standards. In addition, our claims department works closely with our underwriting teams to keep them apprised of claims trends and provide feedback to our underwriters on emerging areas of loss experience.

Our claims department is guided by the following principles: (1) prompt and comprehensive claim investigations, considering all aspects of each loss, and using advanced analytics and technology to improve efficiency, accuracy and speed of response; (2) providing our customers with quality claims handling service while engaging customers through the entire claims resolution process; (3) promptly establishing reserves reflective of our best estimate of ultimate loss; (4) effectively pursuing contribution and subrogation on every claim; (5) detecting and preventing fraud activity throughout the claims handling process using a variety of existing tools and new technological processes; and (6) disciplined litigation management to provide our customers with a superior legal defense while closely monitoring legal costs.
Moreover, when our insureds are sued or presented with a claim against them, we retain specialized independent legal counsel to defend and represent them. We vet both individual attorneys, and their law firms, to ensure they have the experience and expertise required to defend our insureds effectively and efficiently. We have developed carefully crafted litigation guidelines for both our claims processionals and our outside counsel to ensure that counsel is providing the appropriate defense to our insureds. To ensure that defense costs are reasonable, customary and standard within the respective attorneys’ geography and practice area, we review legal invoices to confirm case handling and billing practices fall within our retainer agreement with the law firm.
We have invested heavily in technology in all aspect of our claims from first notice of loss through claims settlement. Like underwriting data, our claims data is captured in SkyBI for reporting and analytics. We have also sought to innovate our claims processes to reduce loss costs. By way of example, for commercial auto, we have implemented “quick strike” response to claims events that deploys an experienced investigator at the scene of an accident within two hours of the event, regardless of the location, to access, and if appropriate, to resolve quickly any third-party claims. Similarly, we are piloting the use of artificial intelligence to signal fraud, early indicators of propensity for legal representation by third party claimants, and to route claims at first notice of loss based on potential severity.
Technology
Our technology is at the heart of everything we do and every decision we make, helping us to win over the long-term. We deploy technology across our organization to drive competitive advantages in three primary functional ways:
1.Superior Business Intelligence Platform.   SkyBI, our business intelligence platform, focuses on providing our senior leadership, as well as our technical teams, with real-time intelligence to drive superior decision making. SkyBI reflects the best practices our management team has learned from its extensive experience across the P&C insurance and technology sectors. We developed SkyBI, our single, comprehensive enterprise-wide data repository, as our foundation for reporting, business intelligence, analytics, and other advanced data capabilities. It provides our organization information and performance metrics across the Company in an easy-to-consume visualized format. The data can be filtered by many categories, including distributor, customer segment, line of business, specific industry, individual underwriter, and specific risk feature among others. SkyBI aids in establishing clear line of sight to objectives as well as facilitating our decision-making process.
2.Predictive Analytics Technology.   We strive to augment the capabilities of our employees daily using new forms of risk data and the use of predictive analytics including artificial intelligence for risk selection, pricing and claims handling. Within every underwriting division, our actions are intentional to “Rule Our Niche.” We aim to innovate constantly, and our actions are specific to each of the divisions/markets we serve. Examples include SkyDrive and SkyVantage.
3.Core Transactional Platforms.   Our core operating platforms, including our policy administration, billing and claims systems, are intentionally designed to enable nimble scaling and expansion of our business. We generally use, third-party vendor developed core operating applications that we have customized for our company. Our core platform organization is used for all business except for Accident & Health, Global Property and Surety as the unique features of these underwriting divisions require select dedicated core processing components. Data gathered from our core operating platforms from all divisions flows to our SkyBI platform with comparable data quality and granularity regardless of underwriting division.
Our use of advanced technology for underwriting and claims, SkyBI and core operating platforms provide our business with a flywheel effect allowing our underwriters to better select risk, our claims professionals to better adjudicate claims, our unit leaders to better communicate with reinsurance and third-party partners, and our senior leadership team to better evaluate trends in our business. These tools also have the added advantage of allowing us to communicate with our distribution partners, reinsurers, and other third-party partners more accurately, effectively, and efficiently.
Like other companies, we face external threats to our information technology systems, including the possibility of system failure, attempts to steal our customer data, and ransomware attacks. We designed our technology infrastructure to function through almost any major disruption. We replicate our data in real time to a third-party cloud disaster recovery site for use in the event of a major system failure. We also back-up our data daily for system restoration if needed. Additional actions we take to prevent disruptions to our systems and data include: actively monitoring Cybersecurity and Infrastructure Security Agency’s (CISA) cybersecurity directives, taking immediate action on any vulnerability identified in a directive; conducting monthly vulnerability scans on all network attached devices, at all locations, with patching applied whenever needed; requiring two-factor authentication for access to any of our systems; conducting monthly security training for all employees; implementing endpoint detection agents for threat detection and response; performing desktop scenarios to practice responses to breaches involving our cybersecurity insurance partners and retained security consultants; and performing annual penetration testing. We constantly review our security breach posture and regularly implement updated processes, best practices and tools.
Reinsurance
We strategically purchase reinsurance from third parties which enhances our business by protecting capital from severity events (either large single event losses or catastrophes) and reducing volatility in our earnings. Our reinsurance contracts are predominantly one year in length and renew annually throughout the year, primarily in January and June. At each annual renewal, we consider several factors that influence any changes to our reinsurance purchases, including any plans to change the underlying insurance coverage we offer, updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties.
We purchase quota share reinsurance, excess of loss reinsurance, and facultative reinsurance coverage to limit our exposure from losses on any one occurrence. The mix of reinsurance purchased considers efficiency, cost, our risk appetite and specific factors of the underlying risks we underwrite.
•Quota share reinsurance refers to a reinsurance contract whereby the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission.
•Excess of loss reinsurance refers to a reinsurance contract whereby the reinsurer agrees to assume all or a portion of the ceding company’s losses for an individual claim or an event in excess of a specified amount in exchange for a premium payable amount negotiated between the parties, which includes our catastrophe reinsurance program.
•Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. It is used for a variety of reasons, including supplementing the limits provided by the treaty coverage or covering risks or perils excluded from treaty reinsurance.
The following is a summary of our reinsurance programs as of December 31, 2022:

Line of Business	Maximum Company Retention
Accident & Health	$0.75 million per occurrence
Commercial Auto(1)	$1.0 million per occurrence
Excess Casualty(1)(2)	$2.35 million per occurrence
General Liability(1)	$2.0 million per occurrence
Professional Lines(2)	$2.4 million per occurrence
Property(3)	$2.0 million per occurrence
Surety(2)	$3.0 million per occurrence
Workers’ Compensation(2)	$1.55 million per occurrence

(1) Legal defense expenses can force exposure above the maximum company retention for Excess Casualty, Commercial Auto and General Liability.
(2) Reinsurance is subject to a loss ratio cap or aggregate level of loss cover that exceeds a modeled 1:250-year PML event.
(3) Catastrophe loss protection is purchased up to $25.0 million in excess of $10.0 million retention, which provides cover for a 1:250-year PML event.
For the year ended December 31, 2022, property insurance represented 24% of our gross written premiums. We actively manage and continuously monitor our aggregation of property writings by geographic area to limit our potential for aggregation of loss resulting from severe events such as hurricanes, convective storms, and earthquakes. We buy catastrophe reinsurance to further mitigate an aggregation of property losses due to a single event or series of events. To inform our purchase of catastrophe reinsurance, we use third-party stochastic and our own deterministic models to analyze the risk of aggregation of losses from such events. These models provide a quantitative view of PML events, which is an estimate of the level of loss we would expect to experience once in a given number of years (referred to as the return period). Based upon our modeling, it would take an event beyond our 1 in 250-year PML to exhaust our $25.0 million property catastrophe coverage. Additionally, we seek to expose no more than 3.0% of our stockholders’ equity to a catastrophic loss that is less than a 1 in 250-year event. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event.

In the event of a catastrophe that impacts our reinsurance contracts, a portion of our reinsurance program includes the right to pay additional premium to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This payment for subsequent event coverage is known as a “reinstatement.”
In addition to our reinsurance programs for our continuing business, during 2020, we entered into a LPT retroactive reinsurance agreement with a third-party reinsurer domiciled in Bermuda for liabilities (including claim payments, allocated losses and LAE reserves and certain extra-contractual obligations) related to certain policies issued or assumed for policy years 2017 and prior so as to limit the volatility associated with the business written during those years. For additional information about the LPT, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Losses and LAE.”
Certain ceded reinsurance contracts, which we determined do not transfer significant insurance risk, are accounted for using the deposit method of accounting. See the section entitled “Management’s Discussion and Analysis — Critical Accounting Policies and Estimates — Reinsurance” for more information regarding the deposit method of accounting.
For the years ended December 31, 2022 and 2021, our net premium retention, defined as the ratio of net premiums written divided by gross written premiums, was 59.1% and 56.3%, respectively.
We seek to purchase reinsurance from reinsurers that are rated at least “A-” (“Excellent”) or better by A.M. Best. As of December 31, 2022, 99% of our reinsurance recoverables were either derived from reinsurers rated “A-” (Excellent) by A.M. Best, or better, or were collateralized for our reinsurance recoverable by the reinsurer. While we only select reinsurers whom we believe to have acceptable credit and A.M. Best ratings, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability to our policyholders. Hence, failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At December 31, 2022 and 2021, there was no allowance for uncollectible reinsurance.
The following table sets forth our most significant reinsurers by amount of reinsurance recoverables, as well as the reinsurers A.M. Best rating, if applicable, as of December 31, 2022:

($ in thousands)
Reinsurer	Reinsurance Recoverables	AM Best Rating
Everest Reinsurance Co.	$164,044	A+
eCaptive PC1-IC (and PC2-IC), Inc(1)	101,476	Unrated
Randall & Quilter (R&Q Bermuda (SAC) Ltd)(2)	38,146	Unrated
RGA Reinsurance Company	28,142	A+
Swiss Reinsurance America Corp	22,676	A+
Munich Reinsurance America Inc.	19,107	A+
Hannover Ruckversicherung AG	14,114	A+
Amlin Bermuda Limited	13,206	A
Scor Reinsurance Co.	12,747	A+
ACE (Chubb Property & Casualty Insurance Company)	12,227	A+
Top 10 Total	425,885
All Others	155,474
Total	$581,359

(1) This reinsurer facilitates our eMaxx captive; we hold collateral in a statutory trust of $124.1 million on our reinsurance recoverables
(2) This reinsurer facilitates our LPT reinsurance agreement; we maintain the right of offset of our recoverables for premiums we owe to the reinsurer, we held collateral in a statutory trust of $39.2 million on our net reinsurance recoverables.

Enterprise Risk Management
Our enterprise risk management (“ERM”) is embedded in nearly every aspect of our company and guides our day-to-day activities. At the highest level, our approach to ERM is to ensure we achieve an acceptable risk adjusted return for our shareholders; as such we are intentional in our underwriting and asset portfolio construction. As an example, we aim to balance liability duration of our underwriting portfolio, and we use reinsurance to manage volatility from a single loss and for cumulative losses tied to a single event or series of events. Our investment strategy is similarly set out to have a diversified target portfolio that balances portfolio yield, liquidity, volatility, and potential for principal loss.
Our Chief Risk Officer oversees several critical ERM processes as well as chairing our cross-functional corporate ERM Committee. We formalize our own view of risk and solvency in terms of potential economic loss using our Economic

Capital Model (“ECM”). We use the output of our ECM to measure potential earnings and capital loss for a range of scenarios. These outputs are measured against risk tolerances that are set out and updated annually by the ERM Committee and discussed with the Audit Committee of our Board. More specifically, our ECM provides a probabilistic modeled view of earnings and capital loss that brings together the potential loss from catastrophes, reserving, underwriting, market, credit risk, strategic and operational risks.
Aside from maintaining our ECM and overseeing our risk tolerance framework, our Chief Risk Officer works with our ERM Committee to review and maintain a comprehensive risk register with accountabilities to ensure appropriate mitigations are in place and are monitored for any change. The top 10 risks are further identified and quantified by the Chief Risk Officer and the ERM Committee and reviewed every quarter. The Chief Risk Officer and the ERM Committee submit these reports to the Audit Committee on a regular basis.
We construct our operational processes and controls with a view to identify, assess and manage key risks on an ongoing basis. For example, our Underwriting Committee is responsible for overseeing standard letters of authority, underwriting audits, changes in risk appetite, and product line and division expansion. Within Claims, we diligently monitor our claims handling practices against guidelines through regular internal audits, conduct monthly large loss reviews, and maintain and monitor a watchlist of potential high severity claims. Within Actuarial, we perform quarterly reserve studies, and our Reserve Committee meets twice each quarter to review and respond to trends in loss emergence. Any key observations are subsequently discussed with the CEO. Monthly and quarterly our underwriting divisions assess rate change and retention on existing business, new business quality and pricing adequacy, and loss emergence as compared to expected. Our SkyBI platform provides real-time portfolio, underwriting, claims and actuarial analytics which is critical to ensuring that the above processes achieve the desired outcome.
Altogether, our Enterprise Risk Management is at the center of our decision making and our day-to-day activities. It is a central component to our strategy to achieve market leading risk adjusted returns for our shareholders.
Reserves
We maintain reserves for specific claims incurred and reported, IBNR reserves and reserves for uncollectible reinsurance when appropriate. Our ultimate liability may be greater or less than the current reserves. In the insurance industry, there is always the risk that reserves may prove inadequate. We continually monitor reserves using new information on reported claims and a variety of statistical analyses. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for losses and LAE to reflect estimated present value.
When a claim is reported, we establish a case reserve for the estimated amount of the ultimate payment after an appropriate assessment of coverage, damages and other investigation as applicable. The estimate is based on our reserving practices and on the claims adjuster’s experience and knowledge of the nature and value of the specific type of claim. Case reserves are revised periodically based on subsequent developments associated with each claim. See the section entitled “Claims Management” included in this Item 1 for more information.
We establish IBNR reserves in accordance with industry practice to provide for (i) the estimated amount of future loss payments on incurred claims not yet reported, and (ii) potential development on reported claims. IBNR reserves are estimated based on generally accepted actuarial reserving techniques that take into account quantitative loss experience data and, where appropriate, qualitative factors.
We regularly review our loss reserves using a variety of actuarial techniques. We also update the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. A reserve can be increased or decreased over time as claims move towards settlement, which can impact earnings in the form of either adverse development or reserve releases. For additional information regarding our loss reserves, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Losses and LAE.”

The following table sets forth our one-year development information on changes in the loss reserve for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Beginning of Year:
Reserves for losses and LAE	$979,549	$856,780
Less: reinsurance recoverable on unpaid claims	(381,338)	(375,178)
Net reserves for losses and loss adjustment expenses	598,211	481,602
Incurred, net of reinsurance, related to:
Current year	393,939	338,348
Prior years(1)	14,385	28,000
Total	408,324	366,348
Paid, net of reinsurance, related to:
Current year	105,928	77,551
Prior years	194,836	172,188
Total	300,764	249,739
End of Year:
Net reserves for losses and LAE	705,771	598,211
Add: reinsurance recoverable on unpaid claims, end of period	435,986	381,338
Reserves for losses and loss adjustment expenses	$1,141,757	$979,549

(1) This line item shows changes in the current calendar year in the provision for losses and loss expenses attributable to claims occurring in prior years. See discussion regarding the calendar year developments at Item 7 of this Form 10-K Management’s Discussion and Analysis section at “Results of Operations—Losses and LAE Development.”

Investments
We seek to maintain a balanced investment portfolio predominantly composed of investments that generate predictable and stable returns, augmented by select strategic investments that generate attractive risk-adjusted returns. Our investment allocation strategy utilizes an Enterprise Based Asset Allocation model. This model, which is embedded in our Economic Capital Model (see ERM discussion included in this Item 1), allows us to understand the impact of our investment allocation decisions on our capital, liquidity and risk profile across a range of market scenarios.
We actively manage and monitor our investment risk to balance the goals of stable growth and liquidity with our need to comply with the insurance regulatory and rating agency frameworks within which we operate. Our portfolio is mainly comprised of cash and cash equivalents and investment-grade fixed-maturity securities, supplemented by additional investments that fit our risk appetite, principally higher yielding direct lending strategies and equities. Other investments, while typically not rated securities, are generally lower volatility fixed income loans and securities that we believe provide us with risk-adjusted returns above what is achievable in liquid investment grade markets. We call this part of our investment portfolio opportunistic fixed income.
The Investment Committee of our Board of Directors reviews and approves our investment policy and strategy. This committee meets on a regular basis to review and consider investment activities, tactics, and new investment opportunities as they arise. The portfolio is directed internally and includes both self-managed investments and portfolios managed by select third-party investment management firms.
Our opportunistic fixed income portfolio is managed by Arena Investors, LP (“Arena”), which is affiliated with The Westaim Corporation (“Westaim”) who, through Westaim HIIG LP (a limited partnership controlled by Westaim), is the Company’s largest shareholder.
For additional discussion regarding our investments, including the market risks related to our investment portfolio, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments.”
Competition
The specialty lines property & casualty insurance market consists of many markets and sub-markets. Each market is characterized by distinct customer needs and product and services to meet those needs, and specific economic and structural features. We face competition in our underwriting divisions from other specialty and standard insurers as well as program administrators. Competition is based on many factors including pricing of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of the underwriting and claims teams. Given the diversity of our underwriting divisions, our competition is broad and certain competitors may be specific to only a subset of our divisions. Some of our notable competitors include: Markel Corporation; W.R. Berkley Corporation; American Financial Group Inc.; Tokio Marine Holdings, Inc.; CNA Financial Corporation; Hiscox, Ltd.; RLI Corp.; Intact Finance Corporation; Kinsale Capital Group, Inc.; and James River Group Holdings, Ltd.
Ratings
Our insurance group, Skyward Specialty Insurance Group, Inc. currently has a rating of “A-”(Excellent) with a stable outlook from A.M. Best, which rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” (In Liquidation). The “A-” (Excellent) rating is the fourth highest rating. In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, leverage, and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its losses and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance, and ability to meet its obligations to policyholders. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company.
Employees and Human Capital
As of December 31, 2022, we had approximately 448 employees. Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees. We aim to be an employer of choice, and not just for insurance. As such, we strive to create a culture committed to fostering a rich diversity of thought, background and perspective.
Diversity, Equity and Inclusion
We embrace diversity, equity and inclusion initiatives as a way to improve workplace culture and demonstrate the importance of valuing our employees as people, not just as workers. We strive to cultivate an exceptional workforce to perpetuate our ownership culture and continue to achieve superior business results. Our goal is to attract, develop and retain the best talent from diverse backgrounds, while promoting a culture where different viewpoints are valued and individuals feel respected, are treated fairly and have an opportunity to excel in their chosen careers.
Compensation and Benefits
We offer and maintain a competitive benefits package designed to support the well-being of our employees, including, but not limited to, medical, dental and vision insurance, a 401(k) plan, paid time off, family leave and employee assistance programs. We also emphasize the training and development of our employees and provide opportunities to further their education and professional development. We know that we cannot win at our business unless we first win with our people.
Intellectual Property
We have applied for various trademark registrations in the United States at both federal and state levels. We will pursue additional trademark registrations and other intellectual property protection to the extent we believe it would be beneficial and cost effective.
In addition, we monitor our trademarks and service marks and protect them from unauthorized use as necessary.
Our Structure
We conduct our operations principally through four insurance companies. Houston Specialty Insurance Company (“HSIC”), our largest insurance subsidiary, underwrites multiple lines of insurance on a surplus lines basis in 50 states and the District of Columbia. Imperium Insurance Company (“IIC”), a subsidiary of HSIC, underwrites on an admitted basis in all 50 states and the District of Columbia. Great Midwest Insurance Company (“GMIC”), a subsidiary of IIC underwrites multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and is a certified surety bond company listed with the Department of the Treasury. Oklahoma Specialty Insurance Company (“OSIC”), a subsidiary of GMIC, is an approved surplus lines company in 47 states.

The following table sets forth the geographic distribution of our gross written premiums for the year ended December 31, 2022:

2022
Texas	11.0%
California	10.7
Louisiana	9.3
New York	6.7
Florida	6.6
Illinois	3.3
Pennsylvania	3.2
New Jersey	3.1
Georgia	3.0
Massachusetts	2.7
All other states	40.4
Total	100.0%

In addition to our primary insurance companies, we also own Skyward Re, a wholly-owned captive reinsurance company domiciled in the Cayman Islands that was incorporated on January 7, 2020. Skyward Re was established to facilitate the LPT. For additional information about the LPT, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Loss and LAE.” We also operate two non-insurance companies: Skyward Underwriters Agency, Inc., a licensed agent, managing general agent and reinsurance broker, and Skyward Service Company, which provides various administrative services to our subsidiaries.
Our organizational structure is set forth below. Each entity is wholly-owned by its immediate parent:

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, as well as in our other filings with the SEC, in evaluating our business and before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that are not expressly stated, that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results, financial condition and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Summary of Material Risk Factors
Our business is subject to numerous risks and uncertainties of which you should be aware. Among others, these risks relate to:
•our financial condition and results of operations could be materially adversely affected if we do not accurately assess our underwriting risk;
•competition for business in our industry is intense;
•because our business depends on insurance retail agents and brokers, wholesalers and program administrators, we are exposed to certain risks arising out of our reliance on these distribution channels that could adversely affect our results;
•we may be unable to purchase third-party reinsurance in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations;
•our losses and loss expense reserves may be inadequate to cover our actual losses, which could have a material adverse effect on our financial condition, results of operations and cash flows;
•a decline in our financial strength rating may adversely affect the amount of business we write;
•unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations;
•our reinsurers may not reimburse us for claims on a timely basis, or at all, which may materially adversely affect our business, financial condition and results of operations;
•our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, and prospects;
•adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability;
•the insurance business is historically cyclical in nature and we believe we are currently experiencing a relatively hard market cycle, which may affect our financial performance and cause our operating results to vary from quarter to quarter and may not be indicative of future performance;
•we are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives; failure to comply with these regulations could subject us to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations;
•we could be adversely affected by the loss of one or more key personnel or by an inability to attract and retain qualified personnel;
•if we fail to achieve and maintain effective internal controls, our operating results and financial condition could be impacted and the market price of our common stock may be negatively affected; and
•our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

Risks Related to Our Business and Industry
Our financial condition and results of operations could be materially adversely affected if we do not accurately assess our underwriting risk.
Our underwriting success is dependent on our ability to accurately assess the risks associated with the business we write and retain. We rely on the experience of our underwriting staff in assessing those risks. If we misunderstand the nature or extent of the risks, we may fail to establish appropriate premium rates which could adversely affect our financial results. In addition, our employees, including members of management and underwriters, make decisions and choices in the ordinary course of business that involve exposing us to risk.
Competition for business in our industry is intense.
We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies. In particular, competition in the insurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with distribution partners, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition. In addition, some of our competitors are larger and have greater financial, marketing, and other resources than we do, in addition to being able to absorb large losses more easily. Other competitors have longer operating history and more market recognition than we do in certain lines of business.
A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. For example, there has been an increase in capital-raising by companies with whom we compete, which could result in new entrants to our markets and an excess of capital in the industry. Additionally, the possibility of federal regulatory reform of the insurance industry could increase competition from standard carriers.
We may not be able to continue to compete successfully in the insurance markets. Increased competition in these markets could result in a change in the supply and demand for insurance, affect our ability to price our products at risk-adequate rates and retain existing business, or underwrite new business on favorable terms. If this increased competition so limits our ability to transact business, our operating results could be adversely affected.
Because our business depends on insurance retail agents, brokers, wholesalers and program administrators, we are exposed to certain risks arising out of our reliance on these distribution channels that could adversely affect our results.
Substantially all of our products are ultimately distributed through independent retail agents and brokers who have the principal relationships with policyholders. Retail agents and brokers generally own the “renewal rights,” and thus our business model is dependent on our relationships with, and the success of, the retail agents and brokers with whom we do business. Further, we are also dependent on the relationships our wholesalers and program administrators maintain with the agents and brokers from whom they source their business.
Our relationship with our retail agents, brokers, wholesalers and program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. For example, as insurance distribution firms continue to consolidate, their ability to influence commission rates may increase as may the concentration of business we have with a particular broker. Further, certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and remitted to us. In certain jurisdictions, when the insured pays its policy premium to its broker for payment on behalf of our insurance subsidiary, the premium might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from that broker. Consequently, we assume a degree of credit risk associated with the brokers with which we work. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the related premiums not being paid to us. Similarly, if we are limited in our ability to cancel policies for non-payment, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.
We review the financial condition of potential new brokers before we agree to transact business with them, and we periodically review the agencies, brokers, wholesalers and program administrators with whom we do business to identify those that do not meet our profitability standards or are not aligned with our business objectives. Following these periodic reviews, we may restrict such distributors’ access to certain types of products or terminate our relationship with them, subject to applicable contractual and regulatory requirements that limit our ability to terminate agents or require us to renew policies. Even through the utilization of these measures, we may not achieve the desired results.

Because we rely on these distributors as our sales channel, any deterioration in the relationships with our distributors or failure to provide competitive compensation could lead our distributors to place more premium with other carriers and less premium with us. In addition, we could be adversely affected if the distributors with whom we do business exceed their granted authority, fail to transfer collected premium to us or breach the obligations that they owe to us. Although we routinely monitor our distribution relationships, such actions could expose us to liability.
Also, if insurance distribution firm consolidation continues at its current pace or increases in the future, our sales channels could be materially affected in a number of ways, including loss of market access or market share in certain geographic areas. Specifically, we could be negatively affected due to loss of talent as the people most knowledgeable about our products and with whom we have developed strong working relationships exit the business following an acquisition, or, increases in our commission costs as larger distributors acquire more negotiating leverage over their fees. Any such disruption that materially affects our sales channel could have a negative impact on our results of operations and financial condition.
As the speed of digitization accelerates, we are subject to risks associated with both our distributors and their ability to keep pace. In an increasingly digital world, distributors who cannot provide a digital or technology-driven experience risk losing customers who demand such an experience, and such customers may choose to utilize more technology-driven distributors.
We may be unable to purchase third-party reinsurance in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.
We strategically purchase reinsurance from third parties which enhances our business by protecting capital from severity events (either large single event losses or catastrophes) and reducing volatility in our earnings. Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another insurer, the reinsurer, in exchange for a cost. If we are unable to renew our expiring contracts, enter into new reinsurance arrangements on acceptable terms or expand our coverage, our loss exposure could increase, which would increase our potential losses related to loss events. If we are unwilling to bear an increase in loss exposure, we may need to reduce the level of our underwriting commitments, both of which could materially adversely affect our business, financial condition and results of operations.
There are situations in which reinsurers may exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. As a result, we, like other insurance companies, could write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses.
Our losses and loss expense reserves may be inadequate to cover our actual losses, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Our success depends on our ability to accurately assess the risks related to the businesses and people that we insure. We establish losses and LAE reserves for the best estimate of the ultimate payment of all claims that have been incurred, or could be incurred in the future, and the related costs of adjusting those claims, as of the date of our financial statements. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost us, and our ultimate liability may be greater or less than our estimate.
As part of the reserving process, we review historical data and consider the impact of such factors as:
•claims inflation, which is the sustained increase in cost of raw materials, labor, medical services and other components of claims cost;
•claims development patterns by line of business, as well as frequency and severity trends;
•pricing for our products;
•legislative activity;
•social and economic patterns; and
•litigation, judicial and regulatory trends.
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our loss reserves using new information on reported claims and a variety of statistical techniques and modeling simulations. This process assumes that past experience, adjusted for the effects of current developments, anticipated trends and market conditions, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of loss reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our reserves:
•When a claim is received, it may take considerable time to appreciate fully the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time. Consequently, estimates of loss associated with specified claims can change as new information emerges, which could cause the reserves for the claim to become inadequate.
•New theories of liability are enforced retroactively from time to time by courts. The failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, could have a material adverse effect on our financial condition or results of operations.”
•Volatility in the financial markets, economic events and other external factors may result in an increase in the number of claims and/or severity of the claims reported. In addition, elevated inflationary conditions would, among other things, cause loss costs to increase. Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.
•If claims were to become more frequent, even if we had no liability for those claims, the cost of evaluating such potential claims could escalate beyond the amount of the reserves we have established. As we enter new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated.
If any of our reserves should prove to be inadequate, we will be required to increase our reserves resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified.
Future loss experience substantially in excess of established reserves could also have a material adverse effect on our future earnings and liquidity and our financial rating.
A decline in our financial strength rating may adversely affect the amount of business we write.
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of the date of this filing, A.M. Best has assigned a financial strength rating of “A-” (Excellent) with a stable outlook to us. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and is not an evaluation directed to investors and is not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward at their discretion based primarily on its analyses of our balance sheet strength, operating performance and business profile. There are specific building blocks A.M. Best reviews, including capital adequacy, operating performance, operating profile and Enterprise Risk Management, as well as other factors that could affect their analyses such as:
•If we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s rating;
•If unfavorable financial, regulatory or market trends affect us, including excess market capacity;
•If our losses exceed our loss reserves;
•If we have unresolved issues with government regulators;
•If we are unable to retain our senior management or other key personnel;
•If our investment portfolio incurs significant losses or our liquidity is limited; or
•If A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.
These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:
•Causing our current and future distribution partners and insureds to choose other, more highly-rated competitors;

•Increasing the cost or reducing the availability of reinsurance to us; or
•Severely limiting or preventing us from writing new and renewal insurance contracts.
In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate or will increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. We can offer no assurance that our rating will remain at its current level. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations.
Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.
There can be no assurances that loss limitations or exclusions in our policies will be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a policyholder may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our policyholders. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and LAE, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions, such as the 1995 Montrose decision in California could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions.
These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
Our reinsurers may not reimburse us for claims on a timely basis, or at all, which may materially adversely affect our business, financial condition and results of operations.
The reinsurance contracts that we enter into to help manage our risks require us to pay premiums to the reinsurance carriers who will in turn reimburse us for a portion of covered policy claims. In many cases, a reinsurer will be called upon to reimburse us for policy claims many years after we paid insurance premiums to the insurer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our financial risk. However, our reinsurers may not pay claims we incur on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, political and/or regulatory prohibitions, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition. As of December 31, 2022, we had $581.4 million of aggregate reinsurance recoverables.
Our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, and prospects.
We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, including our TPAs, the effectiveness of our management, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations, and prospects.
In addition, if we do not manage our TPAs effectively, or if our TPAs are unable to effectively handle our volume of claims, our ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims work which, in turn, could adversely affect our operating margins.

Severe weather conditions, including the effects of climate change, catastrophes, pandemic, as well as man-made event events may adversely affect our business, results of operations and financial condition.
Our business is exposed to the risk of severe weather conditions, earthquakes and man-made catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, or man-made events such as explosions, war, terrorist attacks and riots. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. Additionally, any increased frequency and severity of such weather events, including hurricanes, could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.
The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. We manage our exposure to losses by analyzing the probability and severity of the occurrence of loss events and the impact of such events on our overall underwriting and investment portfolio. In addition, our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have a material adverse effect on our business and results of operations.
Our business is also exposed to the risk of pandemics, outbreaks, public health crises, and geopolitical and social events, and their related effects. While policy terms and conditions in the lines of business written by us would be expected to preclude coverage for virus-related claims, like the COVID-19 pandemic, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate.
Because we provide our program administrators with specific quoting and binding authority, if any of them fail to comply with pre-established guidelines, our results of operations could be adversely affected.
We market and distribute certain of our insurance products through program administrators that have limited quoting and binding authority, and they in turn, sell our insurance products to insureds through retail agents and brokers. These program administrators can bind certain risks without our initial approval. If any of these program administrators fail to comply with our underwriting guidelines and the terms of their appointments, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products or estimated losses and LAE. Such actions could adversely affect our results of operations.
If actual renewals of our existing contracts do not meet expectations, our written premium in future years and our future results of operations could be materially adversely affected.
Most of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write renewals because of pricing conditions, our written premium in future years and our future operations would be materially adversely affected.
Increased public attention to environmental, social and governance matters may expose us to negative public perception, cause reputational harm, impose additional costs on our business or impact our stock price.
Recently, more attention is being directed towards publicly traded companies regarding environmental, social and governance (“ESG”) matters. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns could cause harm to our business and reputation. For example, our insureds include a wide variety of industries, including potentially controversial industries. Damage to our reputation as a result of our provision of policies to certain insureds could result in decreased demand for our insurance products and could have a material adverse effect on our business, operational results and financial results, as well as require additional resources to rebuild our reputation, competitive position and brand strength.
Changes in accounting practices and future pronouncements may materially affect our reported financial results.
Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, shareholder’s equity and other relevant financial statement line items.
Our insurance subsidiaries are required to comply with statutory accounting principles, or SAP. SAP and various components of SAP are subject to constant review by the National Association of Insurance Commissioners (“NAIC”) and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
Risks Related to the Market and Economic Conditions
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability.
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets, and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending, and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. In addition, if certain segments of the economy, such as the construction or energy production and servicing segments (which would affect several of our underwriting divisions at one time) were to significantly collapse, it could adversely affect our results. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
The insurance business is historically cyclical in nature and we believe we are currently experiencing a relatively hard market cycle, which may affect our financial performance and cause our operating results to vary from quarter to quarter and may not be indicative of future performance.
Historically, insurance carriers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity (soft market cycle) as well as periods when shortages of capacity increased premium levels (hard market cycle). Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.
Although an individual insurance company’s financial performance depends on its own specific business characteristics, the profitability of most P&C insurance companies tends to follow this cyclical market pattern with higher gross written premium growth and improved profitability during hard market cycles. Further, this cyclical market pattern can be more pronounced in the E&S market than in the standard insurance market. When the standard insurance market hardens, the E&S market typically hardens, and growth in the E&S market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S market may return to the admitted market, exacerbating the effects of rate decreases on our financial results. At present, we believe we are experiencing a relatively hard market cycle, however, we cannot predict the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors. As a result, our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results will continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence or severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies and contracts, adverse investment performance, and the cost of reinsurance coverage.

Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments that is managed by professional investment advisory management firms in accordance with our investment policy and routinely reviewed by our Investment Committee. However, our investments are subject to general economic conditions and market risks as well as risks inherent to specific securities. Our primary market risk exposures are to changes in interest rates and equity prices. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments - Market Risk.”
A significant amount of our investment portfolio is invested in fixed maturity securities, or separately managed accounts and limited partnerships invested primarily in fixed maturity securities. In recent years, interest rates have been at or near historic lows, however, for the year ended December 31, 2022, interest rates have steadily risen. Should the recent rate increases cease or decline, including as a result of steps taken by the federal government to slow inflation, such as the passage of the Inflation Reduction Act of 2022, a low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to these securities and short-term investments, which, in turn, may adversely affect our operating results. Recent and future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
All of our fixed maturity securities, including those held in separately managed accounts and limited partnerships, are subject to credit risk. Credit risk is the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturity securities (where rated) could also have a significant negative effect on the market valuation of such securities.
We also invest in marketable preferred and common equity securities and exchange traded funds. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value.
The above market and credit risks could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid, as is the case with our fixed maturity securities held to maturity, separately managed accounts, and limited partnership investments. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio do not reflect prices at which actual transactions would occur.
Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC, the Texas Department of Insurance, and the Oklahoma Department of Insurance. In addition, our Investment Committee periodically reviews our Enterprise Based Asset Allocation models to assist in overall risk management.
Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
We could be forced to sell investments to meet our liquidity requirements.
We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our losses and LAE reserves to provide sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate losses and LAE reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.

Risks Related to the Regulatory Environment
We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.
Our primary insurance subsidiaries, HSIC, IIC, and GMIC, are subject to extensive regulation in Texas, their state of domicile, and to a lesser degree, the other states in which they operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.
Our insurance subsidiaries are part of an “insurance holding company system” within the meaning of applicable Texas statutes and regulations. As a result of such status, certain transactions between our insurance subsidiaries and one or more of their affiliates may not be effected unless the insurer has provided notice of that transaction to the Texas Department of Insurance. These prior notification requirements may result in business delays and additional business expenses. If our insurance subsidiaries fail to file a required notification or fail to comply with other applicable insurance regulations in Texas, we may be subject to significant fines and penalties and our working relationship with the Texas Department of Insurance may be impaired.
In addition, state insurance regulators have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend us from carrying on some or all of our activities in their state or could otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with our operations and require us to bear additional costs of compliance, which could adversely affect our ability to operate our business.
Our insurance subsidiaries are subject to risk-based capital requirements, based upon the “risk based capital model” adopted by the NAIC, and other minimum capital and surplus restrictions imposed under Texas law. These requirements establish the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct our business and our A.M. Best Rating.
We may become subject to additional government or market regulation, which may have a material adverse impact on our business.
Our business could be adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk-based capital requirements, and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies.
Additionally, we currently derive revenues from customers in the cannabis industry. As such, any risks related to the cannabis industry, including but not limited to cannabis being deemed a controlled substance under federal laws, may adversely impact our clients, and potential clients, which may in turn, impact our services. The legality of cannabis could be reversed in one or more states, which might force businesses, including our customers, to cease operations in one or more states entirely. A change in the legal status of, or the enforcement of federal laws related to, the cannabis industry could negatively impact us and lead to a decrease in our revenue through the loss of current and potential customers.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2022, we had gross federal income tax net operating losses, or NOLs, of approximately $71.3 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, or otherwise. The NOLs will begin to expire in 2033.
Under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiaries, our ability to achieve liquidity at the holding company, including the ability to pay dividends and service our debt obligations, depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.
The continued operation and growth of our business will require substantial capital. Accordingly, we do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders and meet our debt payment obligations largely depends on dividends and other distributions from our primary insurance subsidiaries, HSIC, IIC and GMIC. State insurance laws, including the laws of Texas restrict the ability of HSIC, IIC and GMIC to determine how we declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Dividend payments are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect.
Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions pursuant to our debt agreements, our indebtedness, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking immediate cash dividends should not purchase our common stock.
Applicable insurance laws may make it difficult to effect a change of control.
Under applicable Texas insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Texas insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of a Texas-domiciled insurer. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of Skyward Specialty and would trigger the applicable change of control filing requirements under Texas insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the Texas Insurance Department. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Skyward Specialty, including through transactions that some or all of the stockholders of Skyward Specialty might consider to be desirable.
Risks Related to Our Liquidity and Access to Capital
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that cash flows generated by our operations are insufficient to fund future operating requirements and cover claim losses, or that our capital position is adversely impacted by a decline in the fair value of our investment portfolio, losses from catastrophe events or otherwise, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, and the availability of reinsurance, market disruptions, and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. In any case, such securities may have rights, preferences and privileges that are senior to those of the shares of common stock offered hereby. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.
Our debt obligations could impair our financial condition and limit our operating flexibility.
Our indebtedness under our credit agreement, (“Credit Agreement”), and our other financial obligations could:
•impair our ability to obtain financing or additional debt in the future for working capital, capital expenditures, acquisitions or general corporate purposes;
•impair our ability to access capital and credit markets on terms that are favorable to us;
•have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our Credit Agreement and an event of default occurs as a result of a failure that is not cured or waived;
•require us to dedicate a portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures; and
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
Our financial covenants in the Credit Agreement require us to maintain certain minimum fixed charges coverage ratio and total adjusted capital of our subsidiaries. If we breach these covenants, the lender will have the right to accelerate repayment of the outstanding amounts. In the event that the lender accelerates the repayment of our indebtedness, there can be no assurance that we will have sufficient cash on hand to satisfy such obligations and our business operations may be materially harmed.
Furthermore, there is no guarantee that we will be able to pay the principal and interest under the Credit Agreement or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the Credit Agreement. Our obligations under the Credit Agreement are secured by a perfected security interest in all of our tangible and intangible assets (including our intellectual property assets), except for certain customary excluded property, and all of our and our subsidiaries’ capital stock, with certain limited exceptions. In addition, we may enter into debt agreements in the future that may contain similar or more burdensome terms and covenants, including financial covenants.
Risks Related to Our Operations
We could be adversely affected by the loss of one or more key personnel or by an inability to attract and retain qualified personnel.
We depend on our ability to attract and retain experienced and seasoned personnel who are knowledgeable about our business. The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. Should any of our key personnel terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.
Security breaches, loss of data, cyberattacks, and other information technology failures could disrupt our operations, damage our reputation, and adversely affect our business, operations, and financial results.
Our business is highly dependent upon our information technology and telecommunications systems, including our underwriting systems. We rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments, and to prepare internal and external financial statements. Some of these systems may include or rely on third-

party systems not located on our premises or under our control. Events such as natural catastrophes, terrorist attacks, industrial accidents, computer viruses and other cyber-attacks may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency plans and other reasonable plans to protect our systems, whether housed internally or through third-party cloud services, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.
Computer viruses, hackers, employee misconduct, and other external hazards could expose our systems to security breaches, cyber-attacks or other disruptions. While we have implemented security measures designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be subject to breaches or interference and we, and our third-party service providers, will likely continue to experience cybersecurity incidents of varying degrees. Any such event may result in operational disruptions as well as unauthorized access to, the disclosure of, or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, or other damage to our business. In addition, the trend toward general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
Third parties to whom we outsource certain of our functions are also subject to these risks. While we review and assess our third-party providers’ cybersecurity controls, as appropriate, and make changes to our business processes to manage these risks, we cannot ensure that our attempts to keep such information confidential will always be successful. Moreover, our increased use of third-party services (e.g. cloud technology and software as a service) can make it more difficult to identify and respond to cyberattacks in any of the above situations due to the dynamic nature of these technologies. These risks could increase as vendors adopt and use more cloud-based software services rather than software services which can be run within our data centers.
We may not be able to manage our growth effectively.
We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. However, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify, hire, train and develop qualified employees and effectively incorporate the components of any business we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The effects of litigation on our business are uncertain and could have an adverse effect on our business.
As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any out-of-the-ordinary litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.
Loss of key vendor relationships or failure of a vendor to protect our data, confidential and proprietary information could affect our operations.
We rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software, and vendors and/or outsourcing of services such as claim adjustment services, human resource benefits management services and investment management services. In the event that any vendor suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect our confidential, proprietary, and other information, we may suffer operational impairments and financial losses. In addition, while we generally monitor vendor risk, including the security and stability of our critical vendors, we may fail to properly assess and understand the risks and costs involved in the third-party relationships, and our financial condition and results of operations could be materially and adversely affected.
We anticipate that we will continue to rely on third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.
We may fail or be unable to protect our intellectual property rights for our proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights.
Our success and ability to compete depend in part on our intellectual property, which includes our rights in our brand and our proprietary technology used in certain of our product lines. We primarily rely on copyright and trade secret laws, and confidentiality agreements with our employees, customers, service providers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property may be inadequate. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability and scope of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.
Our success depends also in part on our not infringing on the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry or the Company. In the future, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
Risks Related to Ownership of Our Common Stock
We have and expect to continue to incur increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.
As a public company, and particularly after we are no longer an emerging growth company, we incur and will continue to incur significant legal, accounting and other expenses. In addition, the federal securities laws, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules and regulations subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to their business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. These rules and regulations will increase our legal and financial compliance costs, make certain activities more time-consuming and costly, and require our management and other personnel to devote a substantial amount of time to compliance initiatives. Despite our best efforts, we may not be able to produce reliable financial statements or file such financial statements as part of a periodic report in a timely manner with the SEC or comply with Nasdaq listing requirements. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, beginning with the first full year after July 1, 2019. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.
As a public company, we are also required to maintain disclosure controls and procedures. Disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. We believe a control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
We are required by Section 404 of the Sarbanes‑Oxley Act to evaluate the effectiveness of our internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed and the market price of our common stock may be negatively affected.
As a public company with SEC reporting obligations, we will be required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, which will require annual assessments by management of the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ended December 31, 2023. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors. Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. In the course of preparing the consolidated financial statements for the year ended December 31, 2021, our management identified a material weakness in our internal control over financial reporting as we had not designed or maintained an effective control environment and associated control activities to meet our accounting and reporting requirements. The material weaknesses identified for the year ended December 31, 2021 were remediated for the year ended December 31, 2022.
Neither we nor our independent registered public accounting firm have tested the effectiveness of our internal control over financial reporting, and we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(a) of Sarbanes-Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations. Even if we conclude that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information, we could become subject to litigation or investigations by Nasdaq, the SEC or other regulatory authorities, or our common stock listed on Nasdaq to be suspended or terminated, which could require additional financial and management resources, and could have a negative effect on the trading price of our common stock.
We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the IPO;

(iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
We cannot predict whether investors will find our common stock less attractive if we choose to rely on these exemptions while we are an emerging growth company. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment.
We are a new public company and the market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially due to many factors, many of which are beyond our control. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock could be subject to significant fluctuations after this offering in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:
•market conditions in the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products or services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•results of operations that vary from expectations of securities analysts and investors;
•short sales, hedging and other derivative transactions in our common stock;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•strategic actions by us or our competitors;
•announcement by us, our competitors or our acquisition targets;
•sales, or anticipated sales, of large blocks of our stock, including by our directors, executive officers and principal stockholders;
•additions or departures in our Board or Directors, senior management or other key personnel;
•regulatory, legal or political developments;
•public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation and governmental investigations;
•changing economic conditions;
•changes in accounting principles;
•any indebtedness we may incur or securities we may issue in the future;
•default under agreements governing our indebtedness;
•exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;
•changes in our credit ratings; and
•other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events.

The securities markets have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. As a result of these factors, investors in our common stock may not be able to resell their shares at or above the initial offering price. These broad market fluctuations, as well as general market, economic and political conditions, such as recessions, loss of investor confidence or interest rate changes, may negatively affect the market price of our common stock.
In addition, the stock markets, including Nasdaq, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend, divert management’s attention and resources or harm our business.
Substantial future sales of shares of our common stock by existing stockholders, or the perception that those sales may occur, could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
We may change our underwriting guidelines or our strategy without stockholder approval.
Our management has the authority to change our underwriting guidelines or our strategy without notice to our stockholders and without stockholder approval. As a result, we may make fundamental changes to our operations without stockholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section entitled “Business” or elsewhere in this filing.
Anti-takeover provisions in our organizational documents could delay a change in management and limit our share price.
Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us even if such a change in control would increase the value of our common stock and prevent attempts by our stockholders to replace or remove our current Board of Directors or management.
We have a number of anti-takeover devices that hinder takeover attempts and could reduce the market value of our common stock or prevent sale at a premium. Our anti-takeover provisions:
•permit the Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;
•provide that our Board of Directors will be classified into three classes with staggered, three-year terms and that directors may only be removed for cause;
•require super-majority voting to amend provisions in our certificate of incorporation and bylaws;
•include blank-check preferred stock, the preference rights and other terms of which may be set by the Board of Directors and could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise benefit our stockholders;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•specify that special meetings of our stockholders can be called only by our Board of Directors, the chairman of our Board of Directors, or our chief executive officer;
•prohibit stockholder consent action by other than unanimous written consent;
•provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;
•prohibit cumulative voting in the election of directors; and
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time.

Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following civil actions:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, employees or agents or our stockholders;
•any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;
•any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; or
•any action asserting a claim governed by the internal affairs doctrine.
Our certificate of incorporation and bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. Furthermore, this application to Securities Act claims and Section 22 of the Securities Act create concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. However, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. This choice of forum provision, if enforced, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments - None.
Item 2. Properties
Our primary executive offices and insurance operations are in Houston, Texas which occupy approximately 40,000 square feet of office space. The lease for this space expires in 2029. Management considers our office facilities suitable and adequate for our current levels of operations.
Item 3. Legal Proceedings
We are periodically party to legal proceedings which arise in the ordinary course of business. Currently, we are not involved in any legal proceedings which we believe could have a material adverse effect on our business or results of operation.
Item 4. Mine Safety Disclosures - Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the NASDAQ Global Select Market under the symbol “SKWD” on January 13, 2023. Prior to that time, there was no public market for our common shares. As of March 22, 2023, there were approximately 171 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) and is incorporated herein by reference.
Recent Sales of Unregistered Equity Securities
Set forth below is information regarding securities issued or granted by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. The information presented in this Item 5 gives effect to a 4-for-1 reverse stock split, which became effective on January 3, 2023.
Issuance of Class A Common Stock upon Conversion of Preferred Stock and Class B Common Stock
Immediately prior to completing the IPO, all preferred stock converted into 16,305,113 shares of common stock. The issuance of such common shares was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.
Grants of Stock Awards and Issuance of Shares
During the period covered by this Annual Report on Form 10-K, pursuant to the Company’s 2020 Long-Term Incentive Plan, we granted 198,842 shares of restricted stock and restricted stock units at a weighted average price of $14.17 per share to certain employees and directors. During the period covered by this Annual Report on Form 10-K, no shares of common stock were issued upon the exercise of stock options.
No underwriters were involved in the foregoing issuance of securities. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of stock options or warrants are deemed to be restricted securities. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.
Use of Proceeds from Initial Public Offering
On January 18, 2023, we closed our IPO, in which we issued and sold 4,750,000 shares of common stock and the selling stockholders sold 4,202,383 shares. The underwriters also exercised in full their option to purchase 1,342,857 additional shares of common stock from the selling stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-265326), which was declared effective by the SEC on January 12, 2023. Barclays Capital Inc. and Keefe, Bruyette & Woods, Inc. acted as the representatives of the underwriters. The public offering price of the shares sold in the offering was $15.00 per share. The net proceeds to the Company were approximately $62.3 million, after deducting underwriting discounts and specific incremental expenses directly attributable to the IPO.
There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated January 12, 2023 and filed with the SEC on January 13, 2023 in connection with our IPO.
Issuer Purchases of Equity Securities
We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.

Dividends
We do not currently intend to pay any cash dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking immediate cash dividends should not purchase our common stock.
Item 6. [Reserved] - Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a growing specialty insurance company delivering commercial P&C products and solutions on a non-admitted (or E&S) and admitted basis, predominantly in the United States. We focus our business on markets that are underserved, dislocated and/or for which standard insurance coverages are insufficient or inadequate to meet the needs of businesses, including our customers and prospective customers operating in these markets. Our customers typically require highly specialized, customized underwriting solutions and claims capabilities. As such, we develop and deliver tailored insurance products and services to address each of the niche markets we serve.
Our portfolio of insured risks is highly diversified — we insure customers operating in a wide variety of industries; we distribute through multiple channels; we write multiple lines of business, including general liability, excess liability, professional liability, commercial auto, group accident and health, property, surety and workers’ compensation; we insure both short and medium duration liabilities; and our business mix is balanced between E&S and admitted markets. All of these factors enable us to respond to market opportunities and dislocations by deploying capital with attractive risk-adjusted returns. We believe this diversification, combined with our underwriting and claims expertise, will produce strong growth and consistent profitability across P&C insurance pricing cycles.
We seek to lead in our chosen market niches and establish sustainable competitive positions in these markets. We refer to this strategy as “Rule Our Niche” and it forms the basis of our approach to building a strong defensible market position, creating a competitive moat, and winning our chosen markets. We believe that the principles underlying our strategy are key to achieving and sustaining best-in-class underwriting results through P&C insurance pricing cycles. We consistently strive for excellence in risk selection, pricing, and claims outcomes, and to amplify these critical functions with the use of advanced technology and analytics.

Results of Operations
The following table summarizes our results for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Gross written premiums	$1,143,952	$939,859
Ceded written premiums	(468,409)	(410,716)
Net written premiums	675,543	529,143
Net earned premiums	615,994	499,823
Commission and fee income	5,199	3,973
Losses and LAE	402,512	354,411
Underwriting, acquisition and insurance expenses	182,171	138,498
Underwriting income(1)	$36,510	$10,887

Net investment income	$36,931	$24,646
Net investment (losses) gains	$(15,705)	$17,107
Income before federal income tax	$49,783	$48,309
Net income	$39,396	$38,317
Adjusted operating income(1)	$58,574	$36,062

Loss and LAE ratio	65.3%	70.9%
Expense ratio	28.7%	26.9%
Combined ratio	94.0%	97.8%

Adjusted loss and LAE ratio(1)	63.9%	67.7%
Expense ratio	28.7%	26.9%
Adjusted combined ratio(1)	92.6%	94.6%

Return on equity	9.3%	9.4%
Return on tangible equity(1)	11.8%	11.9%
Adjusted return on equity(1)	13.8%	8.8%
Adjusted return on tangible equity(1)	17.6%	11.2%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 7
Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income (Loss)
The following table provides a reconciliation of adjusted operating income to net income for the years ended December 31, 2022 and 2021:

	2022		2021
($ in thousands)	Before income taxes	After income taxes	Before income taxes	After income taxes
Income as reported	$49,783	$39,396	$48,309	$38,317
Less:
Net impact of LPT	(8,572)	(6,772)	(16,063)	(12,690)
Net investment (losses) gains	(15,705)	(12,407)	17,107	13,515
Net realized gain on sale of business	—	—	5,077	4,011
Impairment charges	—	—	(2,821)	(2,229)
Other income (loss)	1	1	(445)	(352)
Adjusted operating income	$74,059	$58,574	$45,454	$36,062

Underwriting income (loss)
The following table provides a reconciliation of underwriting income (loss) to income (loss) before federal income tax for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Income before federal income tax	$49,783	$48,309
Add:
Interest expense	6,407	4,622
Amortization expense	1,547	1,520
Impairment charges	—	2,821
Less:
Net investment income	36,931	24,646
Net investment (losses) gains	(15,705)	17,107
Net realized gain on sale of business	—	5,077
Other income (loss)	1	(445)
Underwriting income	$36,510	$10,887

Adjusted Loss Ratio / Adjusted Combined Ratio
The following table provides a reconciliation of the adjusted loss and LAE ratio and adjusted combined ratio to the loss and LAE ratio and combined ratio for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Net earned premiums	$615,994	$499,823
Losses and LAE	402,512	354,411
Less: Pre-tax net impact of LPT	8,572	16,063
Adjusted losses and LAE	$393,940	$338,348
Loss and LAE ratio	65.3%	70.9%
Less: Net impact of LPT	1.4%	3.2%
Adjusted loss and LAE ratio	63.9%	67.7%
Combined ratio	94.0%	97.8%
Less: Net impact of LPT	1.4%	3.2%
Adjusted combined ratio	92.6%	94.6%

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Stockholders’ equity	$421,662	$426,080
Less: goodwill and intangible assets	89,870	91,336
Tangible stockholders’ equity	$331,792	$334,744
	$331,792	$334,744
Adjusted Return on Equity
The following table provides a reconciliation of adjusted return on equity to return on equity for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Numerator: adjusted operating income	$58,574	$36,062
Denominator: average stockholders’ equity	$423,871	$409,803
Adjusted return on equity	13.8%	8.8%

Return on Tangible Equity
Return on tangible equity for the years ended December 31, 2022 and 2021 reconciles to return on equity as follows:

($ in thousands)	2022	2021
Numerator: net income	$39,396	$38,317
Denominator: average tangible stockholders’ equity	$333,268	$322,128
Return on tangible equity	11.8%	11.9%

Adjusted Return on Tangible Equity
Adjusted return on tangible equity for the years ended December 31, 2022 and 2021 reconciles to return on equity as follows:

($ in thousands)	2022	2021
Numerator: adjusted operating income	$58,574	$36,062
Denominator: average tangible stockholders’ equity	$333,268	$322,128
Adjusted return on tangible equity	17.6%	11.2%

Underwriting Results
Premiums
The following table presents gross written premiums by underwriting division for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021	Change	% Change
Industry Solutions	$267,628	$219,973	$47,655	21.7%
Global Property	205,081	167,887	37,194	22.2%
Programs	163,653	140,283	23,370	16.7%
Accident & Health	130,808	112,146	18,662	16.6%
Captives	124,286	87,836	36,450	41.5%
Professional Lines	93,011	59,992	33,019	55.0%
Surety	79,062	51,792	27,270	52.7%
Transactional E&S	75,098	27,997	47,101	168.2%
Total continuing business	$1,138,627	$867,906	$270,721	31.2%
Exited business	5,325	71,953	(66,628)	(92.6)%
Total gross written premiums	$1,143,952	$939,859	$204,093	21.7%

The year over year increase in gross written premiums, when compared to 2021, was driven by double-digit premium growth in each of our eight underwriting divisions. The gross written premium increases were primarily driven by (i) retention, (ii) rate increases, and (iii) new business. Growth was also impacted by the addition of new products and expanded coverage offerings, new underwriting teams and new tech-enabled partnerships. Partially offsetting the increase in gross written premiums was the continued impact of the run-off of exited business.
Net earned premiums were $616.0 million for the year ended December 31, 2022, compared to $499.8 million for the same 2021 period, an increase of $116.2 million or 23.2%. The increase in net earned premiums was primarily driven by the same reasons that drove the increase in gross written premiums discussed above. For additional information regarding out reinsurance programs, see the discussion included in “Item 1 Business - Reinsurance”.

Losses and LAE
The following table sets forth the components of the loss and LAE ratio and adjusted loss and LAE ratio for the years ended December 31, 2022 and 2021:

	2022		2021
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$387,440	62.8%	$326,520	65.3%
Cat loss and LAE(1)	6,500	1.1%	11,828	2.4%
Prior accident year development - non-LPT	—	—%	—	—%
Prior accident year development - LPT	8,572	1.4%	16,063	3.2%
Total losses and LAE	$402,512	65.3%	$354,411	70.9%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$387,440	62.8%	$326,520	65.3%
Cat loss and LAE(1)	6,500	1.1%	11,828	2.4%
Prior accident year development - non-LPT	—	—%	—	—%
Total adjusted losses and LAE(2)	$393,940	63.9%	$338,348	67.7%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 7
The loss and LAE ratio improved 5.6 points when compared to the same 2021 period. The loss and LAE ratio for the year ended 2022 was impacted by 1.4 points of LPT prior accident year development compared to 3.2 points for the same 2021 period. Additional information regarding the LPT can be found in the “Loss Portfolio Transfer” discussion included in this Item 7.
The adjusted loss and LAE ratio improved 3.8 points when compared to the same 2021 period. The improvement was primarily driven by (i) a shift in the mix of business, (ii) continued run-off of exited business, and (iii) lower catastrophe losses. Catastrophe losses from Hurricane Ian and Winter Storm Elliott added 1.1 points to the loss and LAE ratio compared to the same 2021 period, which was impacted by 2.4 points of catastrophe losses from tornadoes in the Midwest, Hurricane Ida and the first quarter winter storms.
Losses and LAE Development
The following table sets forth the presentation of the development of the ultimate liability by accident year for the years ended December 31, 2022 and 2021:

($ in thousands)	Development
	(Favorable) Adverse
Accident Year	2022	2021
Prior	$7,701	$27,980
2019	22,440	(1,280)
2020	(6,756)	1,300
2021	(9,000)	—
Total	$14,385	$28,000
Reserve development on losses subject to LPT	$14,385	$28,000
Reserve development on losses excluding losses subject to LPT	$—	$—

During the year ended December 31, 2022, our net incurred losses for accident years 2021 and prior developed unfavorably by $14.4 million which was related to losses subject to the LPT.
Within exited lines, adverse development of $14.5 million was from the 2019 accident year primarily driven by increased frequency and severity in general and professional liability. The remaining $8.4 million of net adverse development was from various other accident years.

Within multi-line solutions, favorable development of $10.8 million was from the 2020 through 2021 accident years and was primarily driven by a reduction in frequency of claims in commercial auto and general liability. The remaining $2.3 million of net adverse development was from various other accident years.
There was no net development in short tail/monoline specialty lines.
During the year ended December 31, 2021, our net incurred losses and LAE for accident years 2020 and prior developed adversely by $28.0 million driven by $28.8 million of adverse development in exited lines and $4.8 million of adverse development in multi-line solutions, partially offset by $5.6 million of favorable development in short tail lines.
Within exited lines, the $28.8 million of adverse development was primarily related to the 2013, 2015, and 2018 accident years and was predominantly driven by increases in both frequency and severity of losses in general liability. Within multi-line solutions, adverse development of $4.8 million was primarily related to the 2016 and 2017 accident years and was driven by increased frequency and severity of claims in commercial auto. Partially offsetting the adverse development was favorable development of $5.6 million within short tail lines, primarily related to the 2019 and 2020 accident years, driven by favorable loss emergence relative to actuarial expectations in property and accident & health.
Loss Portfolio Transfer
On April 1, 2020, with a valuation date of June 30, 2019, we entered into a LPT retroactive reinsurance agreement with R&Q Bermuda (SAC) Limited, a third party reinsurer domiciled in Bermuda that specializes in assuming legacy blocks of insurance business and running them off. The LPT covers liabilities (including claim payments, allocated LAE and certain extra-contractual obligations) related to certain policies issued or assumed for policy years 2017 and prior. The LPT agreement covers the majority of our exited business. We believe purchasing this coverage reduces the volatility associated with the covered business produced in 2017 and prior, and has allowed our management team to focus on the continuing business which we believe provide the best path for continued profitable growth.
As of the Valuation Date, we agreed to cede $153.1 million of Net LPT Reserves for certain lines of business, primarily related to 2017 and prior policy years, subject to an aggregate cash deductible of $105 million which was withheld from the reinsurer. Subsequent to the Valuation Date but prior to the Inception Date, we strengthened the Net LPT Reserves by $5.5 million. This development resulted in an increase in the Net LPT Reserves of $5.5 million to $158.6 million. Consequently, at the Inception Date, the cash remitted to the third party reinsurer for the cession of the Net LPT reserves was $53.6 million (reflecting the $158.6 million of Net LPT Reserves less the $105 million cash deductible).
As of the Inception Date, the LPT provided reinsurance protection of approximately $127.4 million above the Net LPT Reserves, subject to co-participations at specified amounts, detailed below. We paid $43.5 million in premium to the reinsurer for this reinsurance protection. This premium payment of $43.5 million combined with the $53.6 million remitted to the reinsurer resulted in a total cash transfer of $97.1 million on the Inception Date.
The LPT is structured into two distinct sections with separate and independent reinsurance structures. Section A (representing $22.2 million of ceded net reserves at inception of the LPT) is the smaller section of the LPT covering claims from exited workers’ compensation and general liability lines of business primarily related to business written in policy years 2011 and prior. Section B (representing $130.9 million of ceded net reserves at inception of the LPT) is a substantially larger section, covering claims from other exited business and certain continuing business related to policies written in years 2017 and prior, principally comprised of general liability and commercial auto lines.
As of December 31, 2022, our net loss reserves subject to the LPT were $68.6 million. We materially strengthened our reserves subject to the LPT in line with the in depth actuarial and claims analyses performed specific to our business subject to the LPT. At the same time, we reduced the number of open claims by 70.1% since the inception of the LPT.
Section A
Based on the reserves on the Valuation Date, we ceded $22.2 million of net reserves related to Section A, subject to the aggregate cash deductible. The LPT provides 100% reinsurance coverage on the first $2.8 million of incurred losses and LAE above the ceded net reserves for Section A. Above the $2.8 million coverage layer is a further $5.0 million of reinsurance coverage for which we retain 50% of the incurred losses and LAE.
In April 2021, we reviewed every open claim for the business covered by Section A, with the help of a leading independent actuarial firm, to ensure that our reserves were set to our expected ultimate loss. Based on the review, we strengthened our reserves subject to Section A. As of December 31, 2022, total incurred losses and LAE (including claims paid, case reserves and IBNR) were $34.7 million, which is $4.7 million in excess of our reinsurance coverage under Section A of the LPT. As a result, should new claims arise or existing claims develop adversely such that we need to increase our incurred losses and LAE on business covered by Section A, there would be no further reinsurance coverage on these policies subject to the LPT.
As of December 31, 2022, paid losses and LAE on policies subject to Section A of the LPT were $22.0 million, which is $8.0 million below our total reinsurance coverage under Section A. We believe the ratio of paid losses and LAE to total incurred losses and LAE of 63.5% as of December 31, 2022, on policies covered under Section A of the LPT, in combination with the age of the policies (primarily policy years 2011 and prior) and the declining number of open claims (Section A open claims have been reduced by 51.8% since the Valuation Date), underscores the strength of our reserve position on Section A.
The following chart sets forth the Section A reinsurance structure, the paid and incurred losses and LAE positions within the structure as of December 31, 2022, and the reduction in open claims from the Valuation Date through December 31, 2022.

Section A Structure and Incurred Losses
$40.0
$35.0
$30.0
$25.0
$20.0
$15.0
$10.0
$5.0
$0.0
$30.0M cover
$5.0
$2.8
$22.2
$34.6
$12.6
$22.0
Section A:
Total Incurred at December 31, 2022
Net LPT Reserves
100% Reinsurance Coverage
50% Reinsurance Coverage
Paid
Reserves

Open Claims
550
500
450
400
350
300
250
200
150
100
50
0
508
245
Open Claims at the Valuation Date
Open Claims at December 31, 2022

Section B
Based on the reserves on the Valuation Date, we ceded $130.9 million of net reserves related to Section B, subject to the aggregate cash deductible. The LPT provides 100% reinsurance coverage on the first $19.1 million of incurred losses and LAE above the ceded net reserves for Section B. Above the $19.1 million layer, a further $70.0 million of reinsurance coverage is provided, for which we have a 50% co-participation on the incurred losses and LAE in the layer. There is a further $36.0 million of reinsurance that provides 100% coverage above the $70.0 million layer.
In September 2021, we reviewed open claims for the business covered by Section B. Based on the review, we strengthened our reserves subject to Section B. As of December 31, 2022, total incurred losses and LAE (including claims paid, case reserves and IBNR) were $220.0 million with the entire $36.0 million of 100% coverage layer are available should new claims arise or existing claims develop adversely. As of December 31, 2022, paid losses and LAE on policies subject to Section B were $164.0 million, which is $92.0 million below our total reinsurance coverage under Section B, which includes the co-participation amounts. As with Section A, we believe that the Section B ratio of paid losses and LAE to total incurred losses and LAE of 74.6% as of December 31, 2022 in combination with and the rapidly declining number of open claims (reduced by 74.2%) since the Valuation Date underscores the strength of our reserve position on Section B.
The following chart sets forth the Section B reinsurance structure, the paid and incurred losses and LAE positions within the structure as of December 31, 2022, and the reduction in open claims from the Valuation Date through December 31, 2022:

Section B Structure and Incurred Losses
$275.0
$250.0
$225.0
$200.0
$175.0
$150.0
$125.0
$100.0
$75.0
$50.0
$25.0
$0.0
$256.0M cover
$36.0
$70.0
$19.1
$130.9
$220.0
$56.0
$164.0
Section B:
Total Incurred at December 31, 2022
Net LPT Reserves
50% Reinsurance Coverage
Paid
100% Reinsurance Coverage
100% Reinsurance Coverage
Reserves

Open Claims at the Valuation Date
2,500
2,250
2,000
1,750
1,500
1,250
1,000
750
500
250
0
2,260
582
Open Claims at the Valuation Date
Open Claims at December 31, 2022

Expense Ratio
The following table sets forth the components of the expense ratio for the years ended December 31, 2022 and 2021:

	2022		2021
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$65,695	10.6%	$47,061	9.4%
Other operating and general expenses	116,476	18.9%	91,437	18.3%
Underwriting, acquisition and insurance expenses	182,171	29.5%	138,498	27.7%
Commission and fee income	(5,199)	(0.8)%	(3,973)	(0.8)%
Total net expenses	$176,972	28.7%	$134,525	26.9%

The expense ratio increased 1.8 points when compared to the same 2021 period. The increase in the expense ratio was primarily driven by changes in our mix of business resulting in higher net policy acquisition expenses combined with higher operating expenses due to our continued investment in new underwriters and underwriting teams.

Investment Results
The following table sets forth the components of net investment income and net investment (losses) gains for the years ended December 31, 2022 and 2021:

	2022		2021
($ in thousands)	Net Investment Income	Net Yield	Net Investment Income	Net Yield
Cash and short-term investments(1)	$1,443	0.8%	$180	0.1%
Core fixed income	16,544	3.0%	8,812	2.3%
Opportunistic fixed income	16,784	9.2%	12,571	8.6%
Equities	2,160	1.4%	3,083	2.5%
Net investment income	$36,931	3.4%	$24,646	2.7%
Net unrealized gains (losses) on securities still held	$(15,058)		$15,251
Net realized (losses) gains	(647)		1,856
Net investment (losses) gains	$(15,705)		$17,107

(1) excludes restricted cash
Net investment income was $36.9 million for the year ended December 31, 2022, compared to $24.6 million for the same 2021 period. The increase in net investment income was driven by (i) a larger asset base in our core fixed income portfolio as we increase our allocation to this part of our investment portfolio, (ii) higher net investment yields in our core fixed income portfolio of 3.0% compared to 2.3% for the same 2021 period, and (iii) an increase in income from the opportunistic fixed income portfolio due to market appreciation of underlying investments. Our investment portfolio had a net investment yield of 3.4% for the year ended December 31, 2022 compared to 2.7% for the same 2021 period.
Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at December 31, 2022 and 2021:

	2022		2021
($ in thousands)	Fair value	% of total	Fair value	% of total
Cash and short-term investments(1)	$166,706	14.8%	$207,024	20.9%
Core fixed income	607,572	53.9%	458,351	46.2%
Opportunistic fixed income	196,021	17.3%	168,058	17.0%
Equities	157,506	14.0%	158,033	15.9%
Total investment portfolio	$1,127,805	100.0%	$991,466	100.0%

(1) Excludes restricted cash
Our fixed maturity securities, comprised of both core fixed income and opportunistic fixed income, comprised 71.2% and 63.2% of our total investment portfolio as of December 31, 2022 and 2021, respectively, and had a weighted average effective duration of 3.1 years and 2.8 years as of December 31, 2022 and 2021, respectively, and an average core fixed income credit rating of “AA” (Standard & Poor’s) as of December 31, 2022 and 2021, respectively.
Core fixed income
The core fixed income portfolio consists primarily of investment grade fixed income securities which are predominantly highly-rated and liquid bonds. Our objective is to earn attractive risk-adjusted returns with a low risk of loss of principal. The portfolio is managed by third party managers. The average duration of the portfolio was approximately 4.3 years and 4.3 years, respectively, as of December 31, 2022 and 2021.

The following table sets forth the components of our core fixed income portfolio at December 31, 2022 and 2021:

	2022		2021
($ in thousands)	Fair value	% of total fair value	Fair value	% of total fair value
U.S. government securities	$48,541	8.0%	$49,263	10.7%
Corporate securities and miscellaneous	235,129	38.7%	154,163	33.6%
Municipal securities	57,727	9.5%	56,942	12.5%
Residential mortgage-backed securities	119,856	19.7%	103,735	22.6%
Commercial mortgage-backed securities	36,495	6.0%	14,484	3.2%
Asset-backed securities	109,824	18.1%	79,764	17.4%
Core fixed income securities, available for sale	$607,572	100.0%	$458,351	100.0%

The weighted average credit rating of the portfolio was “AA” by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) at December 31, 2022 and 2021. The following table sets forth the credit quality of our core fixed income portfolio at December 31, 2022 and 2021, as rated by Standard & Poor’s or equivalent designation:

	2022		2021
($ in thousands)	Fair value	% of total	Fair value	% of total
AAA	$283,733	46.7%	$223,404	48.7%
AA	74,604	12.3%	67,157	14.7%
A	134,175	22.1%	87,337	19.1%
BBB	88,369	14.5%	76,835	16.8%
BB and Lower	26,691	4.4%	3,618	0.8%
Total core fixed income	$607,572	100.0%	$458,351	100.0%

Opportunistic fixed income
The opportunistic fixed income portfolio is managed by Arena which is affiliated with Westaim, our largest shareholder. The opportunistic fixed income portfolio consists of separately managed accounts, limited partnerships, promissory notes and equity interests. The underlying securities are primarily floating rate senior secured loans, comprised of short duration, collateralized, asset-oriented credit investments designed to generate attractive risk-adjusted returns. Investments are backed by a significant amount of collateral and contain strong covenants with a typical loan-to-value of 66% or better. The limited partnerships are subject to future increases or decreases in asset value and may exhibit volatile results as asset values are monetized and the resultant income is distributed. As of December 31, 2022, the opportunistic fixed income portfolio consisted of three components: diversified asset based lending (54.6%), commercial mortgage loans (26.5%) and cash and cash equivalents (18.9%). The diversified asset based lending portfolio includes floating rate senior secured asset-based loans with significant amounts of collateral and strong covenants.
The following table sets forth the components of our opportunistic fixed income portfolio by industry sector at December 31, 2022 and 2021:

	2022		2021
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Real Estate	$90,370	46.1%	$75,305	44.8%
Oil & Gas	20,725	10.6%	20,321	12.1%
Banking, Finance & Insurance	13,870	7.1%	13,683	8.1%
Other sectors(1)	34,072	17.4%	16,936	10.1%
Cash and cash equivalents(2)	36,984	18.8%	41,813	24.9%
Opportunistic fixed income	$196,021	100.0%	$168,058	100.0%

(1) Other Sectors primarily includes Aerospace & Defense, Business Services, Retail, Commercial & Industrial and Environmental.
(2) Includes cash on settlements that have not yet been redeployed.
The average duration of the portfolio is approximately 1.4 years and 1.5 years as of December 31, 2022 and 2021, respectively.

Equities
The equities portfolio primarily consists of domestic preferred stocks, common equities, exchange traded funds, limited partnerships, limited liability corporations and other types of equity interests 76.3% of which are publicly traded. During 2021, we initiated a tail-risk management strategy that is designed to provide some protection for the equity portfolio if there is a significant decline in the S&P 500 within a 30 day period. We continued this strategy in 2022 and as of December 31, 2022, the annual cost of the strategy was approximately $3.0 million. The portfolio is directed internally and includes both self-managed investments and portfolios managed by third-party investment management firms.
The following table sets forth the components of our equities portfolio by security type at December 31, 2022 and 2021:

	2022		2021
($ in thousands)	Fair value	% of total fair value	Fair value	% of total fair value
Domestic common equities	$76,929	48.8%	$82,895	52.5%
International common equities	34,468	21.9%	16,911	10.7%
Preferred stock	8,772	5.6%	18,166	11.5%
Other(1)	37,337	23.7%	40,061	25.3%
Equities	$157,506	100.0%	$158,033	100.0%

(1) Other includes limited partnerships, limited liability companies and other equity interests
Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. The primary components of market risk affecting us are credit risk and interest rate risk. We do not have significant exposure to foreign currency exchange rate risk or commodity risk.
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of debt instruments in our core fixed income and opportunistic fixed income portfolios. Our risk management strategy and investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2022, our core fixed income portfolio had an average rating of “AA,” with approximately 81% of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade fixed income securities which are high quality and liquid, providing a stable income stream, supplemented by opportunistic fixed income and equity securities, with the objective of further enhancing the portfolio’s diversification and risk-adjusted returns. At December 31, 2022, approximately 4.4% of our core fixed income portfolio was unrated or rated below investment-grade. Through our investment managers, we monitor the financial condition of all of the issuers of securities in our portfolio.
In addition, we are subject to credit risk with respect to our third-party reinsurers. Although our third-party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue, and we might not collect amounts recoverable from our reinsurers. We address this credit risk by seeking to purchase reinsurance from reinsurers that are rated at least “A-” (Excellent) or better by A.M. Best. We also perform, along with our reinsurance broker, periodic credit reviews of our reinsurers. At December 31, 2022, 99% of our reinsurance recoverables were either derived from reinsurers rated A- (Excellent) by A.M. Best, or better, or were collateralized through funds held, trusts and letters of credit by the reinsurer. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed income securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our securities decreases. Conversely, as interest rates fall, the fair value of our securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio in directional relation to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our core fixed income investment portfolio after consideration of the estimated duration of our liabilities and other factors. Our fixed maturity securities had a weighted average effective duration of 3.1 years as of December 31, 2022.
We had fixed income securities that were subject to interest rate risk with a fair value of $607.6 million at December 31, 2022. Our opportunistic fixed income securities are excluded from our interest rate sensitivity analysis as they are primarily floating rate and treated as held to maturity securities.
The following table sets forth what changes might occur in the value of our core fixed income portfolio given hypothetical changes in interest rates as of December 31, 2022:

($ in thousands)	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
300 basis point increase	$540,703	$(66,869)	(11.0)%
200 basis point increase	$560,411	$(47,161)	(7.8)%
100 basis point increase	$582,701	$(24,871)	(4.1)%
No change	$607,572	$—	0.0%
100 basis point decrease	$635,026	$27,454	4.5%
200 basis point decrease	$665,062	$57,490	9.5%
300 basis point decrease	$697,679	$90,107	14.8%

Changes in interest rates will have an immediate effect on comprehensive income and stockholders’ equity but will not ordinarily have an immediate effect on net income. Actual results may differ from the hypothetical change in market rates assumed in the table above. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Equity price risk
Equity price risk represents the potential economic losses due to adverse changes in equity security prices. At December 31, 2022, approximately 16.4% of the fair value of our investment portfolio (excluding cash and cash equivalents and short-term investments) was invested in equity securities. We manage equity price risk through portfolio diversification and maintain a tail-risk management strategy that is designed to provide some protection for the equity portfolio if there is a significant decline in the S&P 500 within a 30 day period.
Other Items
Income Taxes
Income tax expense was $10.4 million for the year ended December 31, 2022 compared to $10.0 million for the year ended December 31, 2021. Our effective tax rate was 20.9% for the year ended December 31, 2022, compared to 20.7% for the year ended December 31, 2021. The change in our effective tax rate in 2022 when compared to 2021 was primarily due to the relationship of taxable to non-taxable income. The Company’s provision for income taxes generally does not deviate substantially from the statutory tax rate. The effective tax rate may vary slightly from the statutory rate due to tax adjustments for tax-exempt income and dividends-received deduction.
See Note 14, “Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense and the amount computed at the indicated statutory rate for the years ended December 31, 2022 and 2021.
Liquidity and Capital Resources
Sources and Uses of Funds
We are organized as a holding company with our operations primarily conducted by our wholly-owned insurance subsidiaries, HSIC, IIC, and GMIC, which are domiciled in Texas, and OSIC, which is domiciled in Oklahoma. Accordingly, the holding company may receive cash through (1) corporate service fees from our operating subsidiaries, (2) payments pursuant to our consolidated tax allocation agreement, (3) dividends from our subsidiaries, subject to certain limitations discussed below regarding dividends from our insurance subsidiaries, (4) loans from banks, (5) draws on a revolving loan agreement, and (6) issuance of equity and debt securities. We also may use the proceeds from these sources to contribute funds to insurance subsidiaries in order to support premium growth, pay dividends and taxes and for other business purposes.
Skyward Service Company receives corporate service fees from the operating subsidiaries to reimburse it for most of the operating expenses that it incurs. Reimbursement of expenses through corporate service fees is based on the actual costs that we expect to incur with no mark-up above our expected costs.
We file a consolidated U.S. federal income tax return with our subsidiaries, and under our corporate tax allocation agreement, each participant is charged or refunded taxes according to the amount that the participant would have paid or received had it filed on a separate return basis with the Internal Revenue Service (the “IRS”).
Applicable state insurance laws restrict the ability of the insurance subsidiaries to declare stockholder dividends without prior regulatory approval. Applicable state insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Dividend payments are further limited to that part of available policyholder surplus which is derived from net profits on an insurer’s business.
Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. Our insurance subsidiaries did not pay dividends to us for the years ended December 31, 2022 or 2021. See Note 25, “Regulatory Matters” to our consolidated financial statements included in Item 8 of this Form 10-K for further information regarding our insurance companies.
As of December 31, 2022, our holding company had $8.9 million in cash and investments compared to $6.0 million as of December 31, 2021.
We believe that we have sufficient liquidity available to meet our operating cash needs and obligations and committed capital expenditures for the next 12 months.
Cash Flows
Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period, net of the related commission amount for the policies. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that generally earn interest and dividends. We also use cash to pay for operating expenses such as salaries, rent and taxes and capital expenditures such as technology systems. We use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.
The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, and as a result their timing can influence cash flows from operating activities in any given period. Management believes that cash receipts from premiums and proceeds from investment income are sufficient to cover cash outflows in the foreseeable future.
The following table sets forth our cash flows for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Cash and cash equivalents provided by (used in):
Operating activities	$208,938	$175,285
Investing activities	(193,381)	(183,014)
Financing activities	2,180	1,380
Change in cash and cash equivalents	$17,737	$(6,349)

The increase in cash provided by operating activities in 2022 and 2021 was primarily due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
The change in net cash used in investing activities from 2022 to 2021 was primarily driven by increases in the purchases of fixed maturities.

Credit Agreements
On December 11, 2019, we entered into a credit agreement with Prosperity Bank which provided us with a $50.0 million term loan (the “Term Loan”) and a $50.0 million revolving line of credit (the “Revolver”) with additional capacity up to $75.0 million.
The Term Loan
The interest rate on the Term Loan is the lesser of the one-month LIBOR (4.39% on December 31, 2022) plus the “Applicable Margin,” which is defined as 1.65%, or the Highest Lawful Rate. The “Highest Lawful Rate” is defined as the lesser of (a) (i) the “weekly ceiling” as defined within Section 303.003 of the Texas Finance code, as amended or (ii) the “annualized ceiling” as defined within Section 303.103 of the Texas Finance Code, as amended and (b) (i) 24% if the principal is less than $250 thousand or (ii) 28% if the principal is greater than $250 thousand. Interest-only payments are due and payable on a quarterly basis through December 31, 2024. As of December 31, 2022 the principal balance on the Term Loan was $50.0 million, which is due December 31, 2024.
The Revolver
The interest rate on the Revolver is the lesser of the prime rate, as published by the Wall Street Journal, or the one-month LIBOR (4.39% on December 31, 2022) plus the Applicable Margin, which is defined as the lesser of 1.65%, or the Highest Lawful Rate. The revolving promissory note includes a fee of 0.25% on the unused portion. Interest-only payments are due and payable on a quarterly basis through December 31, 2024. As of December 31, 2022, there was no outstanding balance on the Revolver compared to a contractual capacity of $50.0 million. Subject to lender approval, we have a right to increase the capacity to $75.0 million.
Borrowings under the Term Loan and Revolver may be used to refinance debt and for general corporate purposes.
Included in the Credit Agreement is a provision that allows for us to issue up to $20.0 million of letters of credit (“LOCs”). Any amounts drawn on the LOCs must either be repaid, or the balance constitutes additional borrowings under the Revolver. As of December 31, 2022, there were no LOCs issued.
Trust Preferred
In August 2006, we received $58.0 million of proceeds from a debenture offering through a statutory trust, Delos Capital Trust (the “Trust”). The sole asset of the Trust consists of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Trust Preferred”) with a principal amount of $59.8 million issued by us and cash of $1.8 million from the issuance of Trust common shares purchased by us equal to 3% of the Trust capitalization. The Trust Preferred are an unsecured obligation, are redeemable, and have a maturity date of September 15, 2036. Interest on the Trust Preferred is payable quarterly at an annual rate based on the three-month LIBOR (4.77% at December 31, 2022), plus 3.4%.
Subordinated Debt
In May 2019, we issued unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the subordinated notes is 7.25% fixed for the first 8 years and 8.25% fixed thereafter. Early retirement of the debt ahead of the eight (8) year commitment requires all interest payments to be paid in full, as well as the return of all capital. Principal payment is due at maturity on May 24, 2039 and interest is payable quarterly.
At December 31, 2022 and December 31, 2021, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization (defined as total debt plus stockholders’ equity, plus any temporary equity) was 23.4% and 23.2%, respectively.
Contractual Obligations and Commitments
The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2022:

	Payments due by period
($ in thousands)	Total	Less Than One Year	One Year or More
Reserves for losses and LAE	$1,141,757	$293,647	$848,110
Long-term debt	129,794	—	129,794
Interest on debt obligations	110,879	9,383	101,496
Operating lease obligations	9,199	2,206	6,993
Total	$1,391,629	$305,236	$1,086,393

Reserves for losses and LAE represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. Estimating reserves for losses and LAE is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on our own, industry and peer group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period will be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and LAE are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and LAE totaled $581.4 million and $536.3 million at December 31, 2022 and December 31, 2021, respectively.
Critical Accounting Policies and Estimates
We identified the accounting estimates below as critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our accounting policies, see Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 8 of this Form 10-K.
Reserves for unpaid losses and LAE
The reserves for unpaid losses and LAE is the largest and most complex estimate in our consolidated balance sheet. The reserves for unpaid losses and LAE represent our estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these losses that have occurred as of or before the balance sheet date. We do not discount our reserves for losses and LAE to reflect estimated present value. We estimate the reserves using individual case-basis valuations of reported claims and statistical analyses and various actuarial procedures. Those estimates are based on our historical information, industry and peer group information and our estimates of future trends in variable factors such as loss severity, loss frequency and other factors such as inflation. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Additionally, during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and the related LAE may vary significantly from the estimate included in our financial statements.
We categorize our reserves for unpaid losses and LAE into two types: case reserves and IBNR.
The following table sets forth our gross and net reserves for unpaid losses and LAE at December 31, 2022 and 2021:

	2022				2021
($ in thousands)	Gross	% of Total	Net	% of Total	Gross	% of Total	Net	% of Total
Case reserves	$485,143	42.5%	$269,273	38.2%	$451,446	46.1%	$239,013	40.0%
IBNR	656,614	57.5%	436,498	61.8%	528,103	53.9%	359,198	60.0%
Total	$1,141,757	100.0%	$705,771	100.0%	$979,549	100.0%	$598,211	100.0%

Case reserves are established for individual claims that have been reported to us. We are notified of losses by our insureds or their agents or our brokers. Based on the information provided, we establish case reserves by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Our claims department personnel use their knowledge of the specific claim along with advice from internal and external experts, including underwriters and legal counsel, to estimate the expected ultimate losses. In limited circumstances, we utilize the services of TPAs to assist in the adjustment of claims. Our internal claims managers oversee TPA activities and monitor their individual claim handling activities to our prescribed standards.

Our IBNR reserves are developed in accordance with Actuarial Standards of Practice promulgated by the American Academy of Actuaries. Our reserve review is performed by our Reserve Committee that utilizes several accepted loss reserving methods to arrive at our best estimate of loss reserves. We give consideration to the relative strengths and weaknesses of each of the methods in deriving our actuarial best estimate of the liabilities. Where we have limited years of loss experience compared to the period over which we expect losses to be reported, we use industry and/or peer-group data in addition to our own data as a basis for selecting the parameters underlying our reserving methods. We monitor loss emergence daily. We carefully consider other internal or external factors such as underwriting, claims handling, economic, or environmental changes that could adversely affect the accuracy of the assumptions underlying our standard actuarial methods and when necessary we will adjust these assumptions, methods, and/or procedures to ensure that they appropriately reflect these changing conditions. The duration of loss reserves was 2.2 years as of December 31, 2022.
Our Reserve Committee includes our Chief Actuary, Chief Risk Officer, Chief Financial Officer and Chief Claims Officer. The Reserve Committee meets quarterly to review the actuarial reserving recommendations made by the Chief Actuary and uses their best judgment to determine the best estimate to be recorded for the reserve for losses and LAE on our balance sheet. In establishing the quarterly actuarial recommendation for the reserves for losses and LAE, our actuary estimates an initial expected ultimate loss ratio for each of our underwriting divisions. Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, is considered by our actuary in estimating the initial expected loss ratios. Multiple actuarial methods are used to estimate the reserve for losses and LAE. These methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures. The actuarial methods used to estimate losses and LAE reserves are:
•Reported and/or Paid Loss Development Methods — Ultimate losses are estimated based on historical reported and/or paid loss reporting patterns. Reported losses are the sum of paid and case losses. Industry development patterns are substituted for historical development patterns when sufficient historical data is not available.
•Reported Bornhuetter-Ferguson Methods — Ultimate losses are estimated as the sum of cumulative reported losses and estimated IBNR losses. IBNR losses are estimated based on historical development patterns and one or more of the following: expected average severity and estimated ultimate claims counts, expected pure premium, and expected loss ratios underlying our loss cost multipliers.
•Paid Bornhuetter-Ferguson Method — Under this method, ultimate losses are estimated as the sum of cumulative paid losses and estimated unpaid losses. Unpaid losses are estimated based on the expected loss ratios underlying our loss cost multipliers, and selected industry development patterns of paid losses.
We utilize each of these methods in our comprehensive review of reserves. When evaluating reserves related to less mature policy years, we utilize the Bornhuetter-Ferguson Method as the primary method for our ultimate loss indications. As we move to more mature policy years, we transition to the Reported and/or Paid Loss Development Methods. We primarily rely on reported methods where case reserving is consistently applied across policy years, however, when there is a change in reserving philosophy we will blend both reported and paid methods in our evaluation of ultimate loss indications.
Our reserves are driven by several important factors, including litigation and regulatory trends, legislative activity, climate change, social and economic patterns and claims inflation assumptions. Our reserve estimates reflect current inflation in legal claims’ settlements and assume we will not be subject to losses from significant new legal liability theories. Our reserve estimates assume that there will not be significant changes in the regulatory and legislative environment. The impact of potential changes in the regulatory or legislative environment is difficult to quantify in the absence of specific, significant new regulation or legislation. In the event of significant new regulation or legislation, we will attempt to quantify its impact on our business, but no assurance can be given that our attempt to quantify such inputs will be accurate or successful.
Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions. Specifically, our actual ultimate loss ratio could differ from our initial expected loss ratio or our actual reporting and payment patterns could differ from our expected reporting and payment patterns, which are based on our own data and industry data. Accordingly, the ultimate settlement of losses and the related LAE may vary significantly from the estimates included in our financial statements. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in the results of current operations.
The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2022. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. In the selection of the volatility factors, we have considered the potential impact of changes in current loss trends, pricing trends, and other actuarial reserving assumptions. The aggregate development depicted in the sensitivity analysis is consistent with the average development in recent calendar periods and a reasonable depiction of the potential volatility of the reserve estimates for the current calendar period. We believe that potential changes such as these would not have a material impact on our liquidity.

($ in thousands)			December 31, 2022		Potential Impact on 2022
Sensitivity	Accident Year	Net Ultimate Loss and LAE Sensitivity Factor	Net Ultimate Incurred Losses and LAE	Net Loss and LAE Reserve	Pre-tax income	Stockholders’ Equity(1)
Sample increases	2022	4.0%	$379,083	$288,748	$15,163	$11,979
	2021	3.0%	324,882	182,085	9,746	7,700
	2020	2.0%	295,599	78,813	5,912	4,670
	Prior	1.0%	—	156,787	1,568	1,239

Sample decreases	2022	(4.0)%	379,083	288,748	(15,163)	(11,979)
	2021	(3.0)%	324,882	182,085	(9,746)	(7,700)
	2020	(2.0)%	295,599	78,813	(5,912)	(4,670)
	Prior	(1.0)%	—	156,787	(1,568)	(1,239)

(1) The effective rate was consistent with the U.S. corporate income tax rate of 21% and is used to estimate the potential impact to stockholders’ equity.
The amount by which estimated losses differ from those originally reported for a period is known as “development.” Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed.
Goodwill
Goodwill and intangible assets are recorded as a result of a business combination. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. We amortize identifiable intangible assets with a finite useful life over the period that the intangible asset is expected to contribute directly or indirectly to its future cash flows; however, we do not amortize indefinite lived intangible assets.
We evaluate goodwill and identifiable intangible assets for recoverability annually in the fourth quarter or on an interim basis should events or changes in circumstances indicate that a carrying amount may not be recoverable.
To test for impairment, a qualitative assessment is performed to determine if it is more likely-than-not that the fair value of a reporting unit is less than its carrying value, including goodwill. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly traded and acquisitions of similar companies, if available. If the more likely-than-not threshold is met, a quantitative impairment test is performed by comparing the estimated fair value with the carrying value. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and will be determined as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
Our reporting unit is at the underwriting division level; this is one level below the consolidated group where the underwriting division represents a business and discrete financial information is available and reviewed regularly by underwriting management. Determining the fair value of its reporting units is subjective in nature and involves the use of significant estimates and assumptions, including projected net cash flows, discount and long-term growth rates.
We determine the fair value of our reporting units based on an income approach and market approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows associated with the reporting unit. The assumptions about estimated cash flows include factors such as future premiums, loss and LAE expenses, general and administrative expenses and industry trends. We consider historical rates and current market conditions when determining the discount and long-term growth rates to use in its analysis.

We consider other valuation methods if the facts and circumstances indicate these methods provide a more representative approximation of fair value. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. We base our fair value estimates on assumptions we believes to be reasonable. Actual results may differ from those estimates.
Recent Accounting Pronouncements
We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. The guidance is effective for fiscal years beginning after December 15, 2022. The Company will adopt this ASU effective January 1, 2023 using the modified retrospective approach. The Company expects to recognize an increase in the allowance for uncollectible reinsurance of approximately $2.3 million and an increase in accumulated deficit of approximately $2.3 million, net of tax.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Qualitative and Quantitative Disclosures about Market Risk are included in Item 7 of this Form 10-K under “Investments—Market Risk.”

Item 8. Financial Statements

Report Of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Skyward Specialty Insurance Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Skyward Specialty Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Houston, Texas
March 28, 2023

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
($ in thousands, except share and per share amounts)	2022	2021
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $662,616 and $452,478, respectively)	$607,572	$458,351
Fixed maturity securities, held to maturity, at amortized cost	52,467	47,117
Equity securities, at fair value	120,169	117,971
Mortgage loans	51,859	29,531
Other long-term investments	129,142	132,111
Short-term investments, at fair value	121,158	164,278
Total investments	1,082,367	949,359
Cash and cash equivalents	45,438	42,107
Restricted cash	79,573	65,167
Premiums receivable, net of allowance	139,215	112,158
Reinsurance recoverables	581,359	536,327
Ceded unearned premium	157,645	137,973
Deferred policy acquisition costs	68,938	59,456
Deferred income taxes	36,188	33,663
Goodwill and intangible assets, net	89,870	91,336
Other assets	82,846	90,666
Total assets	$2,363,439	$2,118,212
Liabilities and stockholders' equity
Liabilities:
Reserves for losses and loss adjustment expenses	$1,141,757	$979,549
Unearned premiums	442,509	363,288
Deferred ceding commission	29,849	30,500
Reinsurance and premium payables	113,696	119,919
Funds held for others	36,858	29,587
Accounts payable and accrued liabilities	48,499	40,760
Notes payable	50,000	50,000
Subordinated debt, net of debt issuance costs	78,609	78,529
Total liabilities	1,941,777	1,692,132
Stockholders' equity
Series A preferred stock, $0.01 par value; 2,000,000 shares authorized, 1,969,660 and 1,970,124 shares issued and outstanding, respectively	20	20
Common stock, $0.01 par value, 168,000,000 shares authorized, 16,832,955 and 16,763,069 shares issued, respectively	168	168
Treasury stock, $0.01 par value, 233,289 and 229,449 shares, respectively	(2)	(2)
Additional paid-in capital	577,289	575,159
Stock notes receivable	(6,911)	(9,092)
Accumulated other comprehensive (loss) income	(43,485)	4,640
Accumulated deficit	(105,417)	(144,813)
Total stockholders' equity	421,662	426,080
Total liabilities and stockholders' equity	$2,363,439	$2,118,212

The accompanying notes are an integral part of these consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	December 31
	2022	2021
($ in thousands, except share and per share amounts)
Revenues:
Net earned premiums	$615,994	$499,823
Commission and fee income	5,199	3,973
Net investment income	36,931	24,646
Net investment (losses) gains	(15,705)	17,107
Net realized gain on sale of business	—	5,077
Other income (loss)	1	(445)
Total revenues	642,420	550,181
Expenses:
Losses and loss adjustment expenses	402,512	354,411
Underwriting, acquisition and insurance expenses	182,171	138,498
Impairment charges	—	2,821
Interest expense	6,407	4,622
Amortization expense	1,547	1,520
Total expenses	592,637	501,872
Income before income taxes	49,783	48,309
Income tax expense	10,387	9,992
Net income	39,396	38,317
Net income attributable to participating securities	18,879	18,507
Net income attributable to common shareholders	$20,517	$19,810
Comprehensive (loss) income:
Net income	$39,396	$38,317
Other comprehensive loss:
Unrealized gains and losses on investments:
Net change in unrealized losses on investments, net of tax	(48,545)	(8,173)
Reclassification adjustment for gains on securities no longer held, net of tax	420	597
Total other comprehensive loss	(48,125)	(7,576)
Comprehensive (loss) income	$(8,729)	$30,741
Per share data:
Basic earnings per share	$1.24	$1.21
Diluted earnings per share	$1.21	$1.18
Weighted-average common shares outstanding
Basic	16,568,393	16,308,712
Diluted	32,653,194	32,468,048

The accompanying notes are an integral part of these consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Stock Notes Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at January 1, 2021	$—	$168	$(4)	$476,482	$(2,510)	$12,216	$(183,130)	$303,222
Employee equity transactions	—	—	2	427	880	—	—	1,309
Net income	—	—	—	—	—	—	38,317	38,317
Other comprehensive loss, net of tax	—	—	—	—	—	(7,576)	—	(7,576)
Reclassification of temporary equity to stockholders’ equity	20	—	—	98,250	(7,462)	—	—	90,808
Balance at December 31, 2021	$20	$168	$(2)	$575,159	$(9,092)	$4,640	$(144,813)	$426,080
Employee equity transactions	—	—	—	2,130	2,181	—	—	4,311
Net income	—	—	—	—	—	—	39,396	39,396
Other comprehensive loss, net of tax	—	—	—	—	—	(48,125)	—	(48,125)
Balance at December 31, 2022	$20	$168	$(2)	$577,289	$(6,911)	$(43,485)	$(105,417)	$421,662

The accompanying notes are an integral part of these consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31
($ in thousands)	2022	2021
Cash flows from operating activities:
Net income	$39,396	$38,317
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses (gains)	647	(1,856)
Depreciation and amortization expense	4,097	5,603
Stock-based compensation expense	2,287	522
Provision for bad debts	632	79
Unrealized losses (gains) on equity securities	15,058	(15,251)
Earnings on illiquid investments	(16,032)	(11,413)
Deferred income tax, net	10,267	9,984
Impairment charges	—	2,821
Net realized gain on sale of business	—	(5,077)
Changes in operating assets and liabilities:
Premiums receivable, net	(27,689)	1,876
Reinsurance recoverables	(45,032)	1,062
Ceded unearned premium	(19,672)	8,548
Deferred policy acquisition costs	(9,482)	(5,975)
Losses and loss adjustment expenses	162,208	124,270
Unearned premiums	79,221	20,772
Deferred ceding commission	(651)	(5,219)
Reinsurance and premium payables	(6,223)	(4,201)
Funds held for others	7,271	2,649
Accounts payable and accrued liabilities	7,583	1,148
Other, net	5,052	6,626
Net cash provided by operating activities	208,938	175,285
Cash flows from investing activities:
Purchase of fixed maturity securities, available for sale	(268,781)	(255,155)
Purchase of illiquid investments	(4,873)	(48,060)
Purchase of equity securities	(53,548)	(60,328)
Purchase of business	—	(10,554)
Investment in direct and indirect loans	(9,767)	(16,079)
Purchase of property and equipment	(2,325)	(2,154)
Sale of other invested asset	210	—
Sale of investment in subsidiary	—	8,188
Sales and maturities of investment securities	95,641	135,289
Distributions from equity method investments	3,211	2,387
Change in short-term investments	43,120	70,207
Payable (receivable) for securities sold	529	(725)
Cash provided by (used in) deposit accounting	3,202	(6,074)
Other, net	—	44
Net cash used in investing activities	(193,381)	(183,014)
Cash flows from financing activities:
Employee share purchases	2,180	1,380
Net cash provided by financing activities	2,180	1,380
Net increase (decrease) in cash and cash equivalents and restricted cash	17,737	(6,349)
Cash and cash equivalents and restricted cash at beginning of year	107,274	113,623
Cash and cash equivalents and restricted cash at end of year	$125,011	$107,274
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,761	$4,669

The accompanying notes are an integral part of these consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations
Skyward Specialty Insurance Group, Inc. (the “Company”), an insurance holding company, is a Delaware corporation that was organized in 2006. It is a specialty insurance company operating in one segment delivering commercial property and casualty products and group accident and health insurance coverages through its underwriting divisions. The Company focuses its business on markets that are underserved, dislocated and/or for which standard insurance coverages are insufficient or inadequate to meet the needs of businesses, including its customers and prospective customers operating in these markets. Its customers typically require highly specialized, customized underwriting solutions and claims capabilities. As such, the Company develops and delivers tailored insurance products and services to address each of the niche markets it serves.
The Company’s portfolio of insured risks is highly diversified—it insures customers operating in a wide variety of industries; it distributes through multiple channels; it writes multiple lines of business, including general liability, excess liability, professional liability, commercial automobile liability, commercial automobile physical damage, group accident and health, property, surety and workers’ compensation.
Insurance Companies
The Company conducts operations principally through its four insurance companies. Houston Specialty Insurance Company (“HSIC”), its largest insurance subsidiary, underwrites multiple lines of insurance on a surplus lines basis in 50 states and the District of Columbia. Imperium Insurance Company (“IIC”), a subsidiary of HSIC, underwrites on an admitted basis in all 50 states and the District of Columbia. Great Midwest Insurance Company (“GMIC”), a subsidiary of IIC underwrites multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and is a certified surety bond company listed with U.S. Department of the Treasury. Oklahoma Specialty Insurance Company (“OSIC”), a subsidiary of GMIC, is an approved surplus lines company in 47 states.
Reinsurance Company
Skyward Re is a wholly owned captive reinsurance company domiciled in the Cayman Islands that was incorporated on January 7, 2020. Skyward Re assumes net reserves for certain divisions, related to a retroactive reinsurance contract, from the Company’s insurance companies and retrocedes the net reserves to a third-party reinsurer.
Non-insurance Companies
Skyward Underwriters Agency, Inc. (“SUA”), a subsidiary of the Company, is a managing general insurance agent and reinsurance broker for property and casualty and accident and health risks in specialty niche markets. Skyward Service Company, also the Company’s subsidiary, provides various administrative services to the Company’s subsidiaries.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, and include accounts of the Company and its subsidiaries as of and for the years ended December 31, 2022 and 2021. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid short-term investments. Short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value of the Company’s cash and cash equivalents approximates fair value.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Summary of Significant Accounting Policies (continued)
Restricted Cash
Cash with a legal restriction as to withdrawal or use by the consolidated group is recorded as restricted cash. The carrying value of the Company’s restricted cash approximates fair value.
SUA collects premiums from clients, and after deducting commissions and any applicable fees, remits these premiums to the Company’s insurance companies, noted within the Nature of Operations or to third-party insurance companies. SUA holds unremitted insurance premiums in a fiduciary capacity to third-party insurance companies, as restricted cash.
The Company is required by state regulations to maintain assets on deposit with certain states and hold cash as collateral for certain reinsurance balances. Cash it holds in a depository account for others, or which is restricted by a state, is recorded as restricted cash.
Investments
Available for Sale
Investments in fixed maturity securities are classified as available for sale and are reported at fair value based on quoted market prices or dealer quotes. Unrealized gains and losses for fixed maturity securities are excluded from net income and reported in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive income (loss). If quoted market prices or dealer quotes are not available, the Company estimates fair value based on recent trading information. Premiums and discounts on mortgage-backed securities are amortized using the retroactive method adjusted for anticipated prepayments and the estimated economic life of the securities. Adjustments related to changes in prepayment assumptions are included in net investment income.
Held to maturity
Investments in fixed maturity securities where the Company has demonstrated the intent and ability to hold until maturity have been classified as held to maturity and are reported at amortized cost.
Other-than-Temporary Impairments
The Company evaluates declines in the market value of invested assets below amortized cost, for other-than-temporary impairment losses, on a quarterly basis. Impairment losses for declines in the value of its fixed maturity securities below amortized cost attributable to issuer-specific events are based on all relevant facts and circumstances for each investment and are recognized when appropriate. For all investments with unrealized losses due to market conditions or industry-related events where the Company does not have intent to sell the security and it has the ability to hold the investment for either a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. When the Company considers the impairment of the value of an investment to be other-than-temporary, it reports the decrease in value in net income within the Consolidated Statements of Operations and a corresponding reduction in carrying value on the consolidated balance sheet.
Equity securities with a readily determinable fair value
Equity securities consists of common stock or preferred stock. Mutual funds, including those that invest mostly in debt securities, are classified as equity securities. Investments in equity securities with a readily determinable fair value are carried on the balance sheet at fair value using quoted market prices. Changes in the carrying value of equity securities are included in net investment (losses) gains within the Consolidated Statements of Operations.
Mortgage loans
Investments in mortgage loans are classified as held for investment and carried on the balance sheet at cost adjusted for unamortized: premiums, discounts and loan fees. When an amount is determined to be uncollectible, the Company writes off the uncollectible amount in the period it was determined to be uncollectible. Interest on the loans is recognized as interest receivable which the Company includes in other assets on the consolidated balance sheet.
Other long-term investments
Other long-term investments include investments in equity and equity securities of non-public entities and indirect investments in loans and loan collateral.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Summary of Significant Accounting Policies (continued)
The Company has equity investments in certain limited partnerships and corporations where it has significant influence but not control. The analysis of entities that are variable interest entities indicated the Company is not the primary beneficiary, and would not have to consolidate these entities. Equity method is used to account for these investments. Under the equity method, initial investment is recorded at cost and is subsequently adjusted based on its proportionate share of distributions and net income or loss of the equity method investee. The difference between the cost of an investment and its proportionate share of the underlying equity in net assets recorded on the investee’s books is a component of investment income. The Company amortizes the difference as an adjustment to its pro-rata share of equity method income over the useful life which is based on the underlying asset.
The Company does not have significant influence in its investments in equity securities of non-public entities. When these securities do not have a readily determinable fair value, the Company carries these investments at cost, minus impairment, if any, and changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
Investments in indirect collateralized loans and loan collateral are held through and accounted for as an ownership interest in an unconsolidated subsidiary. The Company’s ownership interests in unconsolidated subsidiaries consists of investments in entities such as partnerships, joint ventures, and special purpose investment vehicles. The Company has significant influence, but not control of these unconsolidated subsidiaries and uses the equity method to account for these investments.
Short-Term Investments
Short-term investments consist primarily of money market funds and are carried at cost which approximates fair value.
Net Investment Income and Net Realized Gains and Losses
Net investment income consists of interest, dividends and equity in earnings (losses) of investees net of investment expenses such as investment management expenses. Interest income is recognized on the accrual basis, and dividends as earned at the ex-dividend date. Interest income on mortgage-backed and asset-backed securities is recognized using the effective-yield method based on estimated principal repayments. Included in interest income is the amortization of premium and accretion of discounts on debt securities.
Net realized gains and losses on investments are recognized in net income based upon the specific identification method.
Reinsurance
Reinsurance Accounting
In the normal course of business, the Company purchases prospective reinsurance for certain lines of business on a proportional, excess of loss and facultative basis. Proportional reinsurance requires the Company to share the losses and expenses with the reinsurer in exchange for a share of the premiums. Excess of loss reinsurance shares losses, either a proportion of or in its entirety, above a certain dollar threshold, in exchange for a negotiated cost. Facultative reinsurance covers specific risks and/or policies on either a proportional or excess of loss basis.
Ceded unearned premium and reinsurance balances recoverable—on paid and unpaid losses and settlement expenses—are reported separately as assets, instead of netting them with the related liabilities, since reinsurance does not relieve the Company of its legal liability to its policyholders. Reinsurance on unpaid losses and settlement expenses represent estimates of the portion of the liabilities recoverable from reinsurers. On the Consolidated Statements of Operations, net earned premium, losses and loss adjustment expenses, net and underwriting, acquisition and insurance expenses are presented net of reinsurance ceded.
The Company purchases retroactive reinsurance on certain lines of business in the form of loss portfolio transfers (“LPT”) and adverse development covers. These contracts provide indemnification of losses related to past loss events where the reinsurer shares losses, either a proportion of or in its entirety, depending on certain dollar thresholds. Income generated from retroactive reinsurance contracts is deferred and amortized into net income over the settlement period and losses are charged to net income immediately. Subsequent changes in the measurement of the retroactive reinsurance contract are accounted for under a full retrospective method.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Summary of Significant Accounting Policies (continued)
Deposit Accounting
Certain ceded reinsurance contracts, which management determines do not transfer significant insurance risk, are accounted for using the deposit method of accounting. The evaluation of the transfer of significant insurance risk involves an assessment of both timing risk and underwriting risk. Management may determine that a reinsurance contract does not transfer significant insurance risk if either underwriting risk or timing risk or both are not deemed to have been transferred. For those contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk, a deposit asset is recorded equal to the initial cash outflow under the contract, which will then be offset by cash inflows received from the reinsurers. To the extent cash outflows are expected to differ from expected cash inflows, an accretion rate is established at inception of the contract based on actuarial estimates whereby the deposit accounting asset is increased/decreased to the estimated amount receivable over the contract term. The accretion of the deposit is based on the expected rate of return implied from the estimated cash inflows and outflows under the contract.
Periodically, the Company reassesses the estimated ultimate receivable and the related expected rate of return on the deposit asset. The accretion of the deposit asset, including any changes in accretion resulting from changes in estimated cash flows, are reflected as part of investment income in the Company’s results of operations. Several reinsurance contracts require deposit accounting treatment due to not transferring sufficient underwriting risk. There were no reinsurance contracts that require deposit accounting treatment due to not transferring sufficient timing risk.
Reinsurance Recoverables
Reinsurance does not relieve the Company of its legal liability to its policyholders. The Company continuously monitors the financial condition of its reinsurers. As part of its monitoring efforts, the Company reviews the reinsurers’ annual financial statements. The Company also reviews insurance industry developments that may impact the financial condition of its reinsurers.
The Company analyzes the credit risk associated with its reinsurance recoverables by monitoring the financial strength rating of its reinsurers from A.M. Best, a widely recognized rating agency with an exclusive insurance industry focus. It also assesses the adequacy of collateral obtained, where applicable. Should its reinsurers fail to fulfill their obligations, the Company has access to collateral from various reinsurers.
The following table presents reinsurance collateral for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Reinsurance collateral	$253,870	$230,908

When the Company’s review indicates the existence of uncollectible amounts from reinsurers, its policy is to charge net income and provide an allowance for estimated unrecoverable amounts. As of December 31, 2022 and 2021, it was determined that no allowance for uncollectible reinsurance recoverables was required.
Reinsurance recoverables present potential exposures to individual reinsurers. The following table lists the individual reinsurers which represent 10% or more of the Company’s reinsurance recoverable balances and the respective financial strength rating from A.M. Best at December 31, 2022 and 2021:

	A.M. Best Rating	2022	2021

Everest Reinsurance Co	A+	28.2%	28.9%
Randall & Quilter (R&Q Bermuda (SAC) Ltd)	Not rated	Below 10%	12.0%

Concentration of Credit Risk
Other than reinsurance recoverables, financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, investments and premiums receivable.
Cash equivalents and short-term investments include investments in money market funds and securities backed by the U.S. government. Investments are diversified throughout many industries and geographic regions. The Company limits the amount of credit exposure with any one financial institution or issuer and believes no significant concentration of credit

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Summary of Significant Accounting Policies (continued)
risk exists with respect to cash and investments. As of December 31, 2022 and 2021, outstanding premiums receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different lines of business and geographic regions. Failure by distribution sources to remit premiums could result in premium write-offs and a corresponding loss of income.
Deferred Policy Acquisition Costs
Policy acquisition costs consist of commissions and premium taxes that vary with and are directly related to the successful production of new or renewal business. The Company defers policy acquisition costs and related ceding commissions and charge or credit them to earnings in proportion with the premium earned over the life of the policy.
A premium deficiency is recognized if the sum of expected losses, loss adjustment expenses, and unamortized acquisition costs exceed its related unearned premiums. The Company first recognizes a premium deficiency by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If its premium deficiency is greater than unamortized acquisition costs, it accrues a liability for the excess deficiency. Anticipated investment income is considered in the determination of premium deficiencies. Management performed an analysis and determined no premium deficiency existed as of December 31, 2022 and 2021.
Goodwill and Intangible Assets
Goodwill and intangible assets are recorded as a result of a business combination. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company reviews its purchase price allocation up to one year subsequent to an acquisition and may make adjustments within the one-year period. The Company amortizes identifiable intangible assets with a finite useful life over the period that the intangible asset is expected to contribute directly or indirectly to its future cash flows; however, it does not amortize indefinite lived intangible assets.
The Company evaluates goodwill and identifiable intangible assets for recoverability annually in the fourth quarter or on an interim basis should events or changes in circumstances indicate that a carrying amount may not be recoverable.
To test for impairment, a qualitative assessment is performed to determine if it is more likely-than-not that the fair value of a reporting unit is less than its carrying value, including goodwill. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly traded and acquisitions of similar companies, if available. If the more likely-than-not threshold is met, a quantitative impairment test is performed by comparing the estimated fair value with the carrying value. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and will be determined as the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
The Company’s reporting unit is at the underwriting division level; this is one level below the consolidated group where the underwriting division represents a business and discrete financial information is available and reviewed regularly by underwriting management. Determining the fair value of its reporting units is subjective in nature and involves the use of significant estimates and assumptions, including projected net cash flows, discount and long-term growth rates.
The Company determines the fair value of its reporting units based on an income approach and market approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows associated with the reporting unit. The assumptions about estimated cash flows include factors such as future premiums, loss and LAE expenses, general and administrative expenses and industry trends. The Company considers historical rates and current market conditions when determining the discount and long-term growth rates to use in its analysis.
The Company considers other valuation methods if the facts and circumstances indicate these methods provide a more representative approximation of fair value. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual results may differ from those estimates.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Summary of Significant Accounting Policies (continued)
The following table presents goodwill impairment charges for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Goodwill impairment	$—	$2,821

Goodwill impairment is included under “impairment charges” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Property and Equipment
Property and equipment, which is included in other assets on the consolidated balance sheets, is recorded at cost less accumulated depreciation. Depreciation expense is recognized on a straight-line basis for financial statement purposes over periods ranging from three to seven years.
Leases
Right-of-use (ROU) assets are included in other assets and lease liabilities are included in accounts payable and accrued liabilities on the balance sheet. For operating leases, the Company determines if a contract contains a lease at inception and recognizes the operating lease ROU assets and lease liabilities based on the present value of the future minimum lease payments at the commencement date. As the Company does not have the interest rate implicit in its leases, it uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.
Lease agreements may include options to extend or terminate. The options are exercised at the Company’s discretion and are included in operating lease liabilities if it is reasonably certain the option will be exercised. Lease agreements have lease and non-lease components, which are accounted for as a single lease component. Operating lease cost for future minimum lease payments is recognized on a straight-line basis over the lease term. Sublease income is recognized on a straight-line basis over the sublease term.
Reserves for losses and loss adjustment expenses
Reserves for losses and loss adjustment expenses (“LAE”) represent the Company’s best estimate of the ultimate net cost of all reported and unreported losses that are unpaid as of the balance sheet dates. Its estimated reserves for losses and LAE include the accumulation of estimates for claims reported and unpaid prior to the balance sheet dates, estimates (based on projections of relevant historical data) of increases in claims costs for claims already reported, of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unpaid claims. The Company estimates its reserves on an undiscounted basis, using individual case-basis valuations, statistical analyses, and various actuarial methods such as:
Paid Loss Development — Historical payment patterns for prior claims are used to estimate future payment patterns for claims. These patterns are applied to current payments by policy year to yield an expected ultimate loss.
Incurred Loss Development — Historical case loss patterns for past claims are used to estimate future case-incurred amounts for current claims. These patterns are applied to current case losses by policy year to yield an expected ultimate loss.
Case Reserve Development — Patterns of historical development in reported losses relative to historical case reserves are determined. These patterns are applied to current case reserves by policy year and the result is combined with paid losses to yield an expected ultimate loss.
Expected Loss Ratio — Historical loss ratios, in combination with projections of frequency and severity trends, as well as estimates of price and exposure changes, are analyzed to produce an estimate of the expected loss ratio (“loss pick”) for each policy year. The loss pick is then applied to the earned premium for each year to estimate the expected ultimate losses.
Paid and Incurred Bornhuetter/Ferguson (BF) — This approach blends the expected loss ratio method with either the paid or incurred loss development method. In effect, the BF methods produce weighted average indications for each policy year.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Summary of Significant Accounting Policies (continued)
In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the claim liabilities being evaluated. Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations, and no one set of assumption variables being meaningful for all underwriting divisions. The relative strengths and weaknesses of the particular estimation methods, when applied to a particular group of claims, can also change over time. Therefore, the weight given to each estimation method will likely change by policy year and with each evaluation given the facts and circumstances associated with each underwriting division.
The estimates generated by the methods above are based on the Company’s historical information, industry information, and its estimates of future trends in variable factors such as loss severity and loss frequency. Reserves for losses and LAE are subject to uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions. Therefore, the Company’s actual loss experience may not conform to the methods used in determining the estimated amounts for such liability at the balance sheet dates. The Company continually monitors, and reviews reserves and adjusts its estimates as necessary as new information becomes available.
Reserves for losses and LAE are subject to uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions. Therefore, the Company’s actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet dates. The Company continually monitors and reviews reserves, and as settlements are made or reserves adjusted, the differences are reported in the current year.
Because of the nature of business the Company has historically written, management believes that it has limited exposure to environmental and other toxic tort type claim liabilities.
Premiums
The Company earns and recognizes property and casualty and surety premiums on a pro-rata basis over the terms of the policies. The Company earns accident and health premiums as billed, based on census data. Gross premiums written are reduced by ceded premiums from proportional, facultative and excess of loss reinsurance costs for prospective reinsurance. Its premiums receivable includes deferred premiums, which represent installment payments the Company is due from insureds under the payment terms of their policies.
The following table presents recorded allowance for estimated uncollectible premiums receivable for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Allowance for doubtful accounts	$629	$261

Unearned premiums represent the portion of gross premiums written which is applicable to the unexpired terms of insurance policies or reinsurance contracts in force. Ceded unearned premiums represent the portion of ceded premiums written which is applicable to the unexpired terms of insurance policies or reinsurance contracts in force. These unearned premiums are calculated on a pro-rata basis over the terms of the policies for direct and ceded amounts.
Commission and Fee Income
SUA commission revenue
SUA commission revenue is generated from the placement of insurance policies on reinsurance programs through a reinsurance broker which represents the Company’s single performance obligation. Its transaction price is fixed at contract inception and based on a percentage of premiums placed. The Company recognizes 100% of the transaction price as the associated performance obligation is satisfied at the point in time a policy is placed as it has no constraints on revenue.
SUA fee income
SUA fee income is generated from the placement of insurance policies with a third-party insurance company. The Company’s single performance obligation consists of the placement of the policy. Its transaction price is variable at contract inception and based on a percentage of premium based on risk factors that vary every month such as employee

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Summary of Significant Accounting Policies (continued)
census data and worker roles. The Company’s estimates its transaction price over the life of the policy using the expected value method and recognizes revenue at the point in time the policy is placed. When there are changes in the estimate of variable consideration, it recognizes those changes in the month they occur.
Income Taxes
Income tax expense is accrued for the tax effects of transactions reported on the consolidated financial statements, and this provision for income taxes consists of taxes currently due plus deferred taxes resulting from temporary differences between amounts reported for financial statement and income tax purposes. A valuation allowance is established for any deferred tax asset not expected to be realized.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.
A liability for uncertain tax positions is recorded where it is more likely-than-not that the tax position will not be sustained upon examination by the appropriate tax authority. Changes in the liability for uncertain tax positions are reflected in income tax expense in the period when a new uncertain tax position arises, judgment changes about the likelihood of an uncertainty, the tax issue is settled, or the statute of limitation expires. Any potential net interest income or expense and penalties related to uncertain tax positions are recorded on the Consolidated Statements of Operations.
The Company files a consolidated federal income tax return in the United States and certain other state tax returns. Its admitted insurance subsidiaries pay premium taxes on gross written premiums in lieu of most state income or franchise taxes. Premium tax expense is recognized within underwriting, acquisition and insurance expense on the Consolidated Statement of Operations.
Fair Value of Financial Instruments
Fair value is estimated for each class of financial instrument based on the framework established in the fair value accounting guidance. This guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value hierarchy disclosures are based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
As a part of management’s process to determine fair value, the Company utilizes widely recognized, third-party pricing sources to determine the Company’s fair values of financial instruments. The Company has obtained an understanding of the third-party pricing sources’ valuation methodologies and inputs.
See Note 6 for further details regarding fair value disclosures.
Stock Based Compensation
The Company granted common stock to its employees and non-employee directors under the Stock Purchase Program and Equity Incentive Program (the “Legacy Programs”). The Legacy Programs required that employees who receive an award purchase a certain amount of stock, which the Company then matched. The matching share awards were subject to certain vesting requirements. For the purchased portion of the participant’s stock, the participant was required to make a minimum payment toward the purchase commitment, with the remainder of the balance issued as a note receivable to us and recorded as a stock notes receivable within Stockholders’ Equity.
Compensation costs are recognized over the applicable vesting period for share-based payments to employees, former employees, and non-employee directors at fair value of the common stock on the grant date. The fair value of the common stock on the grant date was determined using an income approach and market approach. Forfeiture of purchased and awarded shares are recognized as they occur.
In December 2020, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a new Long Term Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of restricted stock, restricted stock units, performance share awards, as well as cash-based performance awards, to select employees and non-employee directors of the Company. Under the 2021 Plan, the Compensation Committee ratifies the selection of participants for each year’s grants which are subject to the terms and conditions of the 2021 Plan. The equity

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Summary of Significant Accounting Policies (continued)
awards consist of common share awards with either a market or a performance condition and restricted common stock and common stock units. All awards are subject to a service condition and the accounting policy for each award is presented below.
Market condition awards
For common share awards with a market and service condition, the Company uses a probability assessment to determine the fair value of these awards on the grant date. It recognizes grant date fair value as compensation costs over the applicable service period of the award. If the market condition is not obtained, previously recognized compensation expense is not reversed.
Performance and service condition awards
For common share awards with a performance condition and a service condition, the Company calculates a grant date fair value based on the probability weighted assessment of the performance condition and respective award values. It recognizes compensation costs over the service period based on its latest estimate of grant date fair value. If the performance condition is not satisfied, the Company will reverse previously recognized compensation expense.
Service condition awards
The Company grants restricted common stock units that only have a service condition. It recognizes compensation costs over the service period based on the fair value of common stock on the grant date.
Earnings Per Share
Basic earnings per share is calculated using the two-class method. Undistributed earnings are allocated to participating securities based on the extent to which each class may share in earnings as if all the earnings for the period have been distributed. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Common shares related to its Legacy Programs are excluded from the weighted-average number of common shares outstanding for the period for basic earnings per share when contingencies, such as vesting requirements, exist and have not been satisfied.
Contingently issuable common shares and common share equivalents are instruments where the holder must return, all or part of, if specified conditions are not met. These instruments are excluded from basic and diluted earnings per share when the specified conditions are not met presuming the end of the period is the end of the contingency period.
Instruments that are convertible into common shares are included in diluted weighted-average common shares outstanding on an if-converted basis based on the legal conversion rate for the respective period, if dilutive. Share-based awards to employees with only service conditions are included as potential common shares, weighted for the portion of the period they are unvested, if dilutive. Share-based awards to employees with performance and service or market conditions are included as potential common shares presuming the end of the period is the end of the contingency period, if dilutive.
When inclusion of common share adjustments increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive, and the diluted net earnings or net loss per share is computed excluding these common share equivalents.
3.    Recent Accounting Pronouncements
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies.
The Company may elect to adopt new or revised accounting guidance within the same time period as private companies, unless, as indicated below, management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance.
Recent Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    Recent Accounting Pronouncements (continued)
receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. The guidance is effective for fiscal years beginning after December 15, 2022. The Company will adopt this ASU effective January 1, 2023 using the modified retrospective approach. The Company expects to recognize an increase in the allowance for uncollectible reinsurance of approximately $2.3 million and an increase, net of tax, in accumulated deficit of approximately $2.3 million.

4.    Goodwill and Intangible Assets
Acquisition of Aegis Surety
In January 2021, the Company closed on an agreement to purchase the surety business of Aegis Surety Bonds and Insurance Services, LLC (“Aegis”) in exchange for $10.0 million in cash and the disposal of the Company’s Exterminator Pro business. The Aegis acquisition increased the Company’s scale in surety positioning the business line for profitable growth. The implied fair value of the Aegis surety underwriting business was $15.3 million and the Company recognized a gain of $3.5 million on disposal of the assets related to its Exterminator Pro underwriting business. The Company determined that the remaining goodwill of $0.9 million associated with its Exterminator Pro business was fully impaired after the disposal.
The Company recorded the assets from Aegis using the acquisition method of accounting. The purchase price was allocated to the identifiable assets based on their estimated fair values on the acquisition date. The final purchase price was an $8.3 million intangible asset for agent relationships with a 15-year useful life and $6.9 million of goodwill.
Compass
During the second quarter of 2021, the Company elected to exit a book of errors & omissions business generated from its acquisition of Compass Group Partners, LLC (“Compass”). As a result of this decision, the Company determined the fair value of the goodwill and agent relationships was zero, resulting in an impairment of $1.9 million and $0.1 million, respectively.
Sale of Boston Indemnity Company
During June of 2021, the Company signed a Purchase Agreement with an unrelated third party for the sale of all the issued and outstanding capital stock of Boston Indemnity Company (BIC). The transaction was completed on October 4, 2021. The Company recorded $8.2 million in net proceeds related to the sale and recognized $1.8 million of gain on sale of business.
The carrying amount and changes in the balance of goodwill by reporting unit is as follows:

($ in thousands)	Accident and Health	Surety	Energy	Other	Total
Goodwill
Gross balance at December 31, 2021	$91,577	$6,781	$10,052	$4,031	$112,441
Accumulated impairment at December 31, 2021	(44,821)	—	—	(1,886)	(46,707)
Net balance at December 31, 2022	$46,756	$6,781	$10,052	$2,145	$65,734

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Goodwill and Intangible Assets (continued)

($ in thousands)	Accident and Health	Surety	Energy	Exterminator Pro	Other	Total
Goodwill
Gross balance at December 31, 2020	$91,577	$—	$10,052	$11,810	$4,681	$118,120
Accumulated impairment at December 31, 2020	(44,821)	—	—	(9,248)	—	(54,069)
Additions	—	6,956	—	—	—	6,956
Disposals	—	(175)	—	(1,680)	(650)	(2,505)
Impairment	—	—	—	(882)	(1,886)	(2,768)
Net balance at December 31, 2021	$46,756	$6,781	$10,052	$—	$2,145	$65,734

The carrying amount and changes in the balance of other intangible assets are as follows:

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2021	$24,558	$1,117	$999	$14,019	$40,693
Accumulated amortization at December 31, 2021	(14,421)	(670)	—	—	(15,091)
Amortization	(1,243)	(223)	—	—	(1,466)
Net balance at December 31, 2022	$8,894	$224	$999	$14,019	$24,136

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2020	$16,355	$1,117	$1,122	$15,019	$33,613
Accumulated amortization at December 31, 2020	(13,203)	(447)	—	—	(13,650)
Additions	8,300	—	—	—	8,300
Disposals	(45)	—	(123)	(1,000)	(1,168)
Impairment	(52)	—	—	—	(52)
Amortization	(1,218)	(223)	—	—	(1,441)
Net balance at December 31, 2021	$10,137	$447	$999	$14,019	$25,602

The Company’s indefinite lived intangible assets relate to insurance licenses and trademarks. Its finite lived intangible assets, which relate to policy renewals, agency relationships, within agent relationships, and non-compete/exclusivity agreements, within non-competes, have a weighted average useful life of approximately 14 years as of December 31, 2022.
The Company’s recognized amortization expense for the years ended December 31, 2022 and 2021 is as follows:

($ in thousands)	2022	2021
Amortization expense	$1,466	$1,441

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Goodwill and Intangible Assets (continued)
Estimated future net amortization expense of intangible assets for the next five years is as follows:

Years Ending December 31,	Amount (in thousands)
2023	$1,466
2024	1,074
2025	998
2026	553
2027	553

5.    Investments
The amortized cost and the fair value of the Company’s investments are summarized as follows:

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Fixed maturity securities, available for sale:
U.S. government securities	$50,416	$1	$(1,876)	$48,541
Corporate securities and miscellaneous	255,116	767	(20,754)	235,129
Municipal securities	65,836	24	(8,133)	57,727
Residential mortgage-backed securities	134,844	218	(15,206)	119,856
Commercial mortgage-backed securities	40,129	50	(3,684)	36,495
Asset-backed securities	116,275	91	(6,542)	109,824
Total fixed maturity securities, available for sale	$662,616	$1,151	$(56,195)	$607,572
Fixed maturity securities, held to maturity:
Asset-backed securities	$52,467	$—	$(5,696)	$46,771
Total fixed maturity securities, held to maturity	$52,467	$—	$(5,696)	$46,771
Equity securities:
Common stocks	$50,484	$10,015	$(4,503)	$55,996
Preferred stocks	11,798	15	(3,042)	8,771
Mutual funds	53,968	3,171	(1,737)	55,402
Total equity securities	$116,250	$13,201	$(9,282)	$120,169

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Investments (continued)

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Fixed maturity securities, available for sale:
U.S. government securities	$48,816	$716	$(269)	$49,263
Corporate securities and miscellaneous	151,053	3,698	(588)	154,163
Municipal securities	53,179	3,799	(36)	56,942
Residential mortgage-backed securities	103,758	1,232	(1,255)	103,735
Commercial mortgage-backed securities	14,634	38	(188)	14,484
Asset-backed securities	81,038	226	(1,500)	79,764
Total fixed maturity securities, available for sale	$452,478	$9,709	$(3,836)	$458,351
Fixed maturity securities, held to maturity:
Asset-backed securities	$47,117	$—	$—	$47,117
Total fixed maturity securities, held to maturity	$47,117	$—	$—	$47,117
Equity securities:
Common stocks	$47,379	$13,887	$(2,841)	$58,425
Preferred stocks	17,821	349	(4)	18,166
Mutual funds	33,786	7,611	(17)	41,380
Total equity securities	$98,986	$21,847	$(2,862)	$117,971

The amortized cost and estimated fair value of fixed maturity securities, available for sale, at December 31, 2022 by contractual maturity are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$16,474	$16,215
Due after one year through five years	203,569	191,576
Due after five years through ten years	102,114	90,631
Due after ten years	49,211	42,975
Mortgage-backed securities	174,973	156,351
Asset-backed securities	116,275	109,824
Total	$662,616	$607,572

The Company’s fixed maturity securities, held to maturity, at December 31, 2022 consist entirely of asset backed securities that are not due at a single maturity date.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Investments (continued)
The following tables summarize gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Fixed maturity securities, available-for-sale:
U.S. government securities	$28,966	$(603)	$18,577	$(1,273)	$47,543	$(1,876)
Corporate securities and miscellaneous	171,506	(16,063)	34,283	(4,691)	205,789	(20,754)
Municipal securities	51,701	(7,236)	3,689	(897)	55,390	(8,133)
Residential mortgage-backed securities	56,246	(4,152)	52,778	(11,054)	109,024	(15,206)
Commercial mortgage-backed securities	25,836	(1,488)	8,583	(2,196)	34,419	(3,684)
Asset-backed securities	74,684	(3,351)	25,820	(3,191)	100,504	(6,542)
Total fixed maturity securities, available-for-sale	408,939	(32,893)	143,730	(23,302)	552,669	(56,195)
Fixed maturity securities, held-to-maturity:
Asset-backed securities	46,771	(5,696)	—	—	46,771	(5,696)
Total fixed maturity securities, held-to-maturity	46,771	(5,696)	—	—	46,771	(5,696)
Total	$455,710	$(38,589)	$143,730	$(23,302)	$599,440	$(61,891)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Fixed maturity securities, available-for-sale:
U.S. government securities	$19,819	$(267)	$108	$(2)	$19,927	$(269)
Corporate securities and miscellaneous	47,308	(588)	—	—	47,308	(588)
Municipal securities	4,549	(36)	—	—	4,549	(36)
Residential mortgage-backed securities	72,672	(1,252)	145	(3)	72,817	(1,255)
Commercial mortgage-backed securities	12,653	(175)	241	(12)	12,894	(187)
Asset-backed securities	34,266	(1,463)	1,256	(38)	35,522	(1,501)
Total fixed maturity securities, available-for-sale	$191,267	$(3,781)	$1,750	$(55)	$193,017	$(3,836)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Investments (continued)
As of December 31, 2022, the Company has 111 lots of fixed maturity securities in an unrealized loss position aged over 12 months. The Company does not have the intent to sell, and it is not more likely-than-not it will be required to sell these fixed maturity securities, available for sale, before the securities recover to their amortized cost value. In addition, the Company believes none of the declines in fair values of these fixed maturity securities, available for sale relate to credit losses. The Company believes none of the declines in fair value of these fixed maturity securities, available for sale, were other-than-temporary at December 31, 2022. The Company recognized no other-than-temporary impairment adjustments on fixed maturity securities, available for sale, for the years ended December 31, 2022 and 2021.
The components of net realized (losses) gains at December 31, 2022 and 2021 are as follows:

($ in thousands)	2022	2021
Gross realized gains
Fixed maturity securities, available-for sale	$313	$474
Equity securities	3,865	2,763
Other	36	13
Total	4,214	3,250
Gross realized losses
Fixed maturity securities, available-for sale	(958)	(1,160)
Equity securities	(3,827)	(230)
Other	(76)	(4)
Total	(4,861)	(1,394)
Net unrealized (losses) gains on securities still held
Equity securities	(15,058)	15,251
Net investment (losses) gains	$(15,705)	$17,107

Proceeds from sales of debt and equity securities at December 31, 2022 and 2021 are as follows:

($ in thousands)	2022	2021
Fixed maturity securities, available-for sale	$13,964	$15,142
Equity securities	37,177	37,952

The Company’s net investment income for the years ended December 31, 2022 and 2021 is summarized as follows:

($ in thousands)	2022	2021
Income:
Fixed maturity securities, available-for sale	$18,481	$9,931
Fixed maturity securities, held-to-maturity	5,375	4,840
Equity securities	3,579	2,572
Equity method investments	6,015	9,280
Mortgage loans	4,767	1,188
Indirect loans	4,846	1,852
Short-term investments and cash	1,523	141
Other	(102)	241
Total investment income	44,484	30,045
Investment expenses	(7,553)	(5,399)
Net investment income	$36,931	$24,646

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Investments (continued)
The change in net unrealized losses on investments, net of deferred income taxes, in other comprehensive loss for the years ended December 31, 2022 and 2021 is as follows:

($ in thousands)	2022	2021
Fixed maturity securities	$(60,918)	$(9,674)
Deferred income taxes	12,793	2,098
Other comprehensive loss	$(48,125)	$(7,576)

Various state regulations require the Company to maintain cash, investment securities or letters of credit on deposit with the states in a depository account. At December 31, 2022 and 2021, cash and investment securities on deposit had fair values of approximately $60.2 million and $63.2 million, respectively.
6.    Fair Value Measurements
The Company’s financial instruments include assets and liabilities carried at fair value, as well as assets and liabilities carried at cost or amortized cost but disclosed at fair value in its consolidated financial statements. In determining fair value, the market approach is generally applied, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities.
The Company uses data—primarily provided by third-party investment managers or pricing vendors—to determine the fair value of its investments. Periodic analyses are performed on prices received from third parties to determine whether the prices are reasonable estimates of fair value. The analyses include a review of month-to-month price fluctuations and as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security.
The Company classifies its financial instruments into the following three-level hierarchy:
Level 1 — Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2 — Inputs are other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3 — Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying consolidated financial statements and in these notes:
U.S. government securities, mutual funds and common stock
The Company uses unadjusted quoted prices for identical instruments in an active exchange to measure fair value which represent Level 1 inputs.
Preferred stocks, municipal securities, corporate securities and miscellaneous
The Company uses a pricing model that utilizes market-based inputs such as trades in an illiquid market for a particular security or trades in active markets for securities with similar characteristics. The model considers other inputs such as benchmark yields, issuer spreads, security terms and conditions, and other market data. These represent Level 2 fair value inputs.
Commercial mortgage-backed securities, residential mortgage-backed securities and asset-backed securities
The Company uses a pricing model that utilizes market-based inputs that may include dealer quotes, market spreads, and yield curves. It may evaluate individual tranches in a security by determining cash flows using the security’s terms and conditions, collateral performance, credit information benchmark yields and estimated prepayments. These represent Level 2 fair value inputs.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    Fair Value Measurements (continued)
The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2022 and 2021:

	2022		2021
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Fixed maturity securities, available-for-sale	$607,572	$607,572	$458,351	$458,351
Fixed maturity securities, held-to-maturity	52,467	46,771	47,117	47,117
Equity securities	120,169	120,169	117,971	117,971
Mortgage loans	51,859	52,842	29,531	29,264
Short-term investments	121,158	121,158	164,278	164,278
Cash and cash equivalents	45,438	45,438	42,107	42,107
Restricted cash	79,573	79,573	65,167	65,167
Liabilities
Notes payable	$50,000	$50,000	$50,000	$50,000
Subordinated debt	78,609	78,728	78,529	83,235

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    Fair Value Measurements (continued)
The following table summarizes fair value measurements by level within the fair value hierarchy for assets and liabilities with a disclosed fair value:

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturity securities, available-for-sale:
U.S. government securities	$48,541	$—	$—	$48,541
Corporate securities and miscellaneous	—	235,129	—	235,129
Municipal securities	—	57,727	—	57,727
Residential mortgage-backed securities	—	119,856	—	119,856
Commercial mortgage-backed securities	—	36,495	—	36,495
Asset-backed securities	—	109,824	—	109,824
Total fixed maturity securities, available-for-sale	48,541	559,031	—	607,572
Fixed maturity securities, held-to-maturity:
Asset-backed securities	—	—	46,771	46,771
Total fixed maturity securities, held-to-maturity	—	—	46,771	46,771
Common stocks:
Consumer discretionary	1,948	—	—	1,948
Consumer staples	12,036	—	—	12,036
Energy	3,241	—	—	3,241
Finance	22,636	—	—	22,636
Industrial	9,452	—	—	9,452
Information technology	2,284	—	—	2,284
Materials	2,820	—	—	2,820
Other	1,579	—	—	1,579
Total common stocks	55,996	—	—	55,996
Preferred stocks:
Consumer staples	—	117	—	117
Finance	—	7,085	—	7,085
Industrial	—	1,020	—	1,020
Other	—	549	—	549
Total preferred stocks	—	8,771	—	8,771
Mutual funds:
Fixed income	5,068	—	—	5,068
Equity	49,773	—	—	49,773
Commodity	561	—	—	561
Total mutual funds	55,402	—	—	55,402
Total equity securities	111,398	8,771	—	120,169
Mortgage loans	—	—	52,842	52,842
Short-term investments	121,158	—	—	121,158
Total assets measured at fair value	$281,097	$567,802	$99,613	$948,512
Liabilities:
Notes payable	$—	$50,000	$—	$50,000
Subordinated debt	—	78,728	—	78,728

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    Fair Value Measurements (continued)

	December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturity securities, available-for-sale:
U.S. government securities	$49,263	$—	$—	$49,263
Corporate securities and miscellaneous	—	154,163	—	154,163
Municipal securities	—	56,942	—	56,942
Residential mortgage-backed securities	—	103,735	—	103,735
Commercial mortgage-backed securities	—	14,484	—	14,484
Asset-backed securities	—	79,764	—	79,764
Total fixed maturity securities, available-for-sale	49,263	409,088	—	458,351
Fixed maturity securities, held-to-maturity:
Asset-backed securities	—	—	47,117	47,117
Total fixed maturity securities, held-to-maturity	—	—	47,117	47,117
Common stocks:
Consumer discretionary	2,102	—	—	2,102
Consumer staples	13,643	—	—	13,643
Energy	2,781	—	—	2,781
Finance	24,657	—	—	24,657
Industrial	8,806	—	—	8,806
Information technology	2,408	—	—	2,408
Materials	3,160	—	—	3,160
Other	868	—	—	868
Total common stocks	58,425	—	—	58,425
Preferred stocks:
Finance	—	17,018	—	17,018
Other	—	1,148	—	1,148
Total preferred stocks	—	18,166	—	18,166
Mutual funds:
Fixed income	5,374	—	—	5,374
Equity	35,471	—	—	35,471
Commodity	535	—	—	535
Total mutual funds	41,380	—	—	41,380
Total equity securities	99,805	18,166	—	117,971
Mortgage loans	—	—	29,264	29,264
Short-term investments	164,278	—	—	164,278
Total assets measured at fair value	$313,346	$427,254	$76,381	$816,981
Liabilities:
Notes payable	$—	$50,000	$—	$50,000
Subordinated debt	—	83,235	—	83,235

The Company measures certain assets, including investments in indirect loans and loan collateral, equity method investments and other invested assets, at fair value on a nonrecurring basis only when they are deemed to be impaired.
In addition to the preceding disclosures on assets and liabilities recorded at fair value in the consolidated balance sheets, the Company is also required to disclose the fair values of certain other financial instruments for which it is

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    Fair Value Measurements (continued)
practicable to estimate fair value. Estimated fair value amounts, defined as the quoted market price of a financial instrument, have been determined using available market information and other appropriate valuation methodologies. However, considerable judgements are required in developing the estimates of fair value where quoted market prices are not available. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held to maturity: Fixed maturity securities, held to maturity consists of senior and junior notes with target rates of return. As of December 31, 2022, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
Mortgage loans: Mortgage loans have variable interest rates and are collateralized by real property. The Company determines fair value of mortgage loans using the income approach utilizing inputs that are unobservable (Level 3).
Notes payable: The carrying value approximates the estimated fair value for notes payable as the notes payable accrue interest at current market rates plus a spread. The Company determines fair value using the income approach utilizing inputs that are available (Level 2).
Subordinated debt: Subordinated debt consists of two debt instruments, the Junior Subordinated Interest Debentures, due September 15, 2036, and Unsecured Subordinated Notes, due May 24, 2039. The carrying value of the Junior Subordinated Interest Debentures approximates the estimated fair value as the instrument accrues interest at current market rates plus a spread. Unsecured Subordinated Notes have a fixed interest rate. The Company determines the fair value of these instruments using the income approach utilizing inputs that are observable (Level 2).
Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

7.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”), managed by Arena Investors, LP (“Arena”), which is affiliated with The Westaim Corporation (“Westaim”) who, through Westaim HIIG LP (a limited partnership controlled by Westaim), is the Company’s largest shareholder. As of December 31, 2022 and 2021, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at fixed rates, mature in approximately one to two years from loan origination and the principal amounts of the loans range between 40% to 90% of the property’s appraised value at the time the loans were made. Mortgage loan participations are carried at cost adjusted for unamortized premiums, discounts, and loan fees.
The carrying value of the Company’s mortgage loans for the years ended December 31, 2022 and 2021 is as follows:

($ in thousands)	2022	2021
Retail	$16,516	$10,593
Commercial	15,309	6,298
Industrial	6,329	6,314
Multi-family	5,593	3,296
Office	3,197	1,691
Hospitality	4,915	1,339
	$51,859	$29,531

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    Mortgage Loans (continued)
The Company’s gross investment income for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
($ in thousands)	2022	2021
Retail	$1,255	$66
Commercial	1,242	151
Industrial	565	90
Multi-family	909	143
Office	385	64
Land	—	451
Hospitality	411	223
	$4,767	$1,188

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. When an amount is determined to be uncollectible, the Company writes off the uncollectible amount in the period it was determined to be uncollectible. The were no write-offs for uncollectible amount for the years ended December 31, 2022 and 2021.
As of December 31, 2022 and 2021, approximately $6.4 million and $10.8 million of mortgage loans, respectively, were in the process of foreclosure. The carrying value of the mortgage loans in foreclosure is the lower of cost adjusted for unamortized premiums, discounts, and loan fees or the fair value of the collateral less costs to sell.

8.    Other Long-Term Investments
Equity Method Investments
The Company’s ownership interests in most of its equity method investments range from approximately 3% to less than 50% where the Company has significant influence but not control. The Company owns 100% of the limited partner interests in Universa Black Swan Protection Protocol LIX L.P. (“Universa Black Swan”); however, it does not have the power to direct the activities of Universa Black Swan and the Company does not consolidate the entity.
The Company owns investment products issued by Arena Special Opportunities Partners (Feeder) I, LP (“Arena SOP”), managed by Arena, which is affiliated with Westaim. The investment products include senior and junior notes issued by the Arena SOP to raise capital from limited partners to fund purchases of investments. The return on the investments is used to pay interest on the senior and junior notes based on target returns of each class. The senior and junior notes are debt securities classified as held to maturity and presented on the balance sheet within fixed maturity securities, held to maturity. Income in excess of return targets on the senior and junior notes is allocated to the investment in Arena SOP.
During the year ended December 31, 2021, the Company invested $1.9 million in Hudson Ventures Fund 2, LP., $5.0 million in Universa Black Swan, and $12.0 million in JVM Multi-Family Premier Fund IV, LLC and $12.0 million in JVM Preferred Equity Fund, LLC, together “JVM Funds LLC”.
During the year ended December 31, 2022, the Company entered into an agreement for limited partnership interests in Brewer Lane Ventures Fund II, L.P. During the year ended December 31, 2022, the Company invested $0.2 million in Brewer Lane Ventures Fund II, L.P. and $1.3 million in Hudson Ventures Fund 2, LP.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    Other Long-Term Investments (continued)
The carrying value of equity method investments at December 31, 2022 and 2021 is as follows:

($ in thousands)	2022	2021
Arena SOP LP units	$8,734	$5,692
Arena Special Opportunities Fund, LP units	44,504	41,763
Brewer Lane Ventures Fund II LP units	200	—
Dowling Capital Partners LP units	1,965	2,416
Hudson Ventures Fund 2 LP units	3,551	1,913
JVM Funds LLC units	22,473	24,000
RISCOM	4,037	3,366
Universa Black Swan LP units	1,325	4,354
	$86,789	$83,504

Net investment income from equity method investments at December 31, 2022 and 2021 is summarized as follows:

($ in thousands)	2022	2021
Arena SOP LP units	$3,042	$4,717
Arena Special Opportunities Fund, LP units	3,719	3,729
Dowling Capital Partners LP units	502	438
Hudson Ventures Fund 2 LP units	379	(16)
JVM Funds LLC	(70)	—
RISCOM	1,471	1,058
Universa Black Swan LP units	(3,028)	(646)
	$6,015	$9,280

The unfunded commitment of equity method investments at December 31, 2022 and 2021 is as follows:

($ in thousands)	2022	2021
Brewer Lane Ventures Fund II LP units	$4,800	$—
Dowling Capital Partners LP units	386	368
Hudson Ventures Fund 2 LP units	1,796	3,063
	$6,982	$3,431

The difference between the cost of an investment and its proportionate share of the underlying equity in net assets is allocated to the various assets and liabilities of the equity method investment. The Company amortizes the difference in net assets over the same useful life of a similar asset as the underlying equity method investment. For investment in RISCOM, a similar asset would be agent relationships. The Company amortizes this difference over a 15-year useful life.
The following table summarizes the Company’s recorded investment in RISCOM compared to its share of underlying equity for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Investment in RISCOM:
Underlying equity	$2,292	$1,378
Difference	1,745	1,988
Recorded investment balance	$4,037	$3,366

The $24.0 million investment in JVM Funds LLC as of December 31, 2021 represented the provisional amount, which reflected an estimate of no difference in the proportionate share of underlying equity in net assets. During the year ended

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    Other Long-Term Investments (continued)
December 31, 2022, the Company adjusted its purchase price allocation and allocated the difference between the cost of JVM Funds LLC and its proportionate share of the underlying equity in net assets to investments in rental properties. The Company amortizes the difference in net assets over the 7-year estimated useful life of the investment in rental properties.
The following table summarizes the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Investment in JVM Funds LLC:
Underlying equity	$21,565	$24,000
Difference	908	—
Recorded investment balance	$22,473	$24,000

Investment in Bank Holding Companies
Beginning 2017 and through 2018, the Company acquired a $2.0 million investment in Captex Bancshares, a Texas bank holding company. The Company’s assessment of its ownership percentage and influence through one of its employees on the Board of Directors of Captex Bankshares indicates the Company does not have significant influence over the investee. The Company carries its investment in Captex Bancshares at cost, less impairment or observable changes in price. The Company reviews these investments for impairment or observable changes in price during each reporting period. There were no impairments or observable changes in price during the years ended December 31, 2022 and 2021.
During the first quarter of 2020, the Company acquired a $2.0 million investment in Gulf Capital Bank, a Texas bank holding company. The Company’s assessment of its ownership percentage indicates it does not have significant influence over the investee. During the fourth quarter of 2020, the Company sold approximately $1.8 million of shares to other owners of Gulf Capital Bank at cost. The Company sold its remaining shares of $0.2 million in Gulf Capital Bank at cost during the year ended December 31, 2022. The Company carried its investment in Gulf Capital Bank at cost, less impairment or observable changes in price.
Investment in Indirect Loans and Loan Collateral
As of December 31, 2022 and 2021, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value and unfunded commitment of the SMA1 and SMA2 for the years ended December 31, 2022 and 2021 are as follows:

	2022		2021
($ in thousands)	Carrying Value	Unfunded Commitment	Carrying Value	Unfunded Commitment
SMA1	$36,426	$—	$33,100	$—
SMA2	2,010	—	10,855	16,563
Investment in indirect loans and loan collateral	$38,436	$—	$43,955	$16,563

See Note 11 for common stock acquired from an entity providing the Company’s subordinated debt.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Property and Equipment
The following table presents the components of property and equipment for the years ended December 31, 2022 and 2021, which are included within other assets on the consolidated balance sheets.

($ in thousands)	2022	2021
Leasehold improvements	$2,670	$2,761
Equipment	7,230	7,477
Software	25,964	23,314
Other	39	39
	35,903	33,591
Accumulated depreciation	(27,229)	(23,964)
Total	$8,674	$9,627

The following table presents recorded depreciation expense at December 31, 2022 and 2021:

($ in thousands)	2022	2021
Depreciation expense	$3,582	$3,636

10.    Leases
The Company determines if a contract contains a lease at inception and recognizes a right-of-use asset, within other assets, and lease liability, within accounts payable and accrued liabilities, based on the present value of future lease payments. In cases where its leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available on the inception date to determine the lease liability.
The Company’s leases are primarily for office facilities which have been classified as operating leases. Its leases have remaining lease terms ranging from one year to 7 years, some of which include options to extend the leases. Lease expense for the years ended December 31, 2022 and 2021 was $2.6 million and $2.7 million, respectively.
The following tables provide information regarding the Company’s leases for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Operating lease right-of-use assets	$8,214	$10,532
Operating lease liabilities	8,616	10,921
Operating lease weighted-average remaining lease term	5.00 years	5.73 years
Operating lease weighted-average discount rate	3.16%	3.12%

($ in thousands)	2022	2021
Operating lease expense	$2,414	$2,607
Short-term lease expense	220	127
Total lease expense	$2,634	$2,734
Operating cash outflows from operating leases	$2,382	$2,361

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    Leases (continued)
The following table sets forth the future minimum lease payment obligations of the Company’s operating leases at December 31, 2022:

($ in thousands)	2022
2023	$2,206
2024	1,996
2025	1,465
2026	1,227
2027	1,116
Thereafter	1,189
Total future minimum operating lease payments	$9,199
Less imputed interest	(583)
Total operating lease liability	$8,616

11.    Subordinated Debt
The following table summarizes the Company’s subordinated debt for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Junior subordinated interest debentures, due September 15, 2036, payable quarterly
Principal	$59,794	$59,794
Less: Debt issuance costs	(657)	(705)
Unsecured subordinated notes, due May 24, 2039, interest payable quarterly
Principal	20,000	20,000
Less: Debt issuance costs	(528)	(560)
Subordinated debt, net of debt issuance costs	$78,609	$78,529

In May 2019, the Company entered into an agreement to issue unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the Notes is fixed at 7.25% for the first 8 years and fixed at 8.25% thereafter. Early retirement of the debt ahead of 8 year commitment requires all interest payments to be paid in full as well as the return of outstanding principal. Principal is due at maturity on May 24, 2039 and interest is payable quarterly. The Notes have junior priority to all previously issued debt. The Company reports debt related to the Notes in its December 31, 2022 and 2021 consolidated balance sheets, net of debt issuance costs of approximately $0.5 million and $0.6 million, respectively. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
On August 2, 2006, Delos Capital Trust n/k/a HIIG Capital Trust I (the “Trust”), a Delaware statutory trust, issued $58.0 million of fixed/floating rate capital securities guaranteed by us. The Trust also issued us $1.8 million of common stock, classified within other long-term investments. The Company has not consolidated the Trust that issued the capital securities, as it does not meet the criteria for consolidation and the Company does not have significant influence over the investee. The Company carries its investment in the common stock of the Trust at cost. There were no impairments or observable changes in price during the year ended December 31, 2022.
The sole asset of the Trust consists of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) with a principal amount of $59.8 million issued by the Company. The Debentures are an unsecured obligation that are currently redeemable, and have a maturity date of September 15, 2036. Interest on the Debentures is payable quarterly at an annual rate based on the three-month LIBOR (4.77% at December 31, 2022) plus 3.4%. The Company reflects debt related to the Debentures in its December 31, 2022 and 2021 consolidated balance sheets, net of debt issuance costs of approximately $0.7 million and $0.7 million, respectively. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Notes Payable
The following table summarizes the Company’s notes payable for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Term loan, due December 31, 2024, interest payable quarterly	$50,000	$50,000

The interest rate on the $50.0 million term loan is the lesser of the one-month LIBOR (4.39% on December 31, 2022) plus the Applicable Margin, which is defined as 1.65%, or the highest lawful rate. Interest-only payments are due and payable on a quarterly basis through December 31, 2024. The principal balance of the $50.0 million term loan is due December 31, 2024.
Interest payments on the term loan at December 31, 2022 and 2021 were as follows:

($ in thousands)	2022	2021
Interest payments on term loan	$1,443	$894

The interest rate on the $50.0 million revolving line of credit is the lesser of the prime rate, as published by the Wall Street Journal, or the one-month LIBOR (4.39% on December 31, 2022) plus the Applicable Margin, which is defined as the lesser of 1.65%, or the highest lawful rate. The revolving promissory note includes a fee of 0.25% on the unused portion. Interest-only payments are due and payable on a quarterly basis through December 31, 2024. The entire principal balance of the $50.0 million revolving line of credit is due December 31, 2024. Subject to lender approval, the Company has a right to increase the capacity to $75.0 million.
Interest payments on the Company’s revolving line of credit at December 31, 2022 and 2021 were as follows:

($ in thousands)	2022	2021
Interest payments on revolving line of credit	$—	$127

The indebtedness is collateralized by a perfected first priority security interest in all of the assets of the Company, SUA and the outstanding capital stock of HSIC, which are both subsidiaries of the Company.
The Company’s credit agreement includes financial covenants that require the Company maintain minimum surplus and risk-based capital on HSIC, minimum net worth, and a minimum fixed charge coverage ratio as well as other customary covenants and events of default. As of December 31, 2022, the Company was in compliance with all covenants in its credit agreement.

13.    Stockholders’ Equity
Conversion feature
On April 24, 2020 the Company closed a private preferred share rights offering. Existing holders of common stock were given the right to subscribe for shares, on a pro rata basis, of Series A Convertible Preferred Stock (the “Preferred Shares”) with a face value of $50.00 per share. The Preferred Shares provide the holder the option at any time to convert the Preferred Shares into common stock based on the Option Conversion Rate. The initial Option Conversion rate allowed the holder of the Preferred Shares the right to convert into common stock based on a conversion price equal to $6.96 per common share.
In accordance with the terms of the Preferred Shares, the Option Conversion Rate was adjusted upon the completion of the audit of the financial statements as of and for the year ended December 31, 2021. The adjustments to the Option Conversion Rate consisted of adjustments for: (i) the after-tax cost of the loss portfolio transfer, a retroactive reinsurance agreement the Company entered into during the second quarter of 2020 (“LPT”); (ii) the after-tax impact of any co-participation expense related to the LPT; (iii) the development of losses and LAE reserves subject to but in excess of limits on the LPT; and (iv) the after-tax impact of development on losses and LAE reserves not subject to the LPT subsequent to December 31, 2019. As of December 31, 2022 and 2021, the Option Conversion Rate allowed the holder of the Preferred Shares the right to convert into common stock based on a conversion price equal to $6.04 per common share.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    Stockholders’ Equity (continued)
As of December 31, 2022 and 2021, the Company has the ability to settle in common shares and the Preferred Shares were classified within Stockholders’ Equity. The following table presents Preferred Shares that could be converted to common shares after the final adjustment to the Option Conversion Rate at December 31, 2022:

2022
Preferred shares outstanding	1,969,660
Common shares upon conversion of preferred shares	16,305,113

The Preferred Shares are subject to mandatory conversion upon a defined change of control transaction or the closing of an initial public offering at the Mandatory Conversion Rate. The Mandatory Conversion Rate is similar to the Option Conversion Rate but is adjusted for the after-tax impact of any co-participation expense related to the LPT, the development of losses and LAE reserves in excess of limits on the LPT and the after-tax impact of development on losses and LAE reserves not subject to the LPT on the final day of the last quarter-end prior to when a defined change of control transaction or closing of an initial public offering occurs. As of December 31, 2022 and 2021, the Mandatory Conversion Rate allowed the holder of the Preferred Shares the right to convert into common stock based on a conversion price equal to $6.04 per common share.
Preference
The Preferred Shares have preference in liquidation over common stock in the amount of the face value of $50.00 per share and any declared but unpaid dividends to related common shares at the applicable conversion rate.
14.    Income Taxes
Income tax (benefit) expense for the years ended December 31, 2022 and 2021 consisted of the following:

($ in thousands)	2022	2021
Current income tax expense	$120	$—
Deferred tax expense related to temporary differences	10,267	9,992
Total income tax expense	$10,387	$9,992

The Company’s provision for income taxes generally does not deviate substantially from the statutory tax rate. The effective tax rate may vary slightly from the statutory rate due to tax adjustments for tax-exempt income and dividends-received deduction.
The differences between income taxes expected at the federal statutory income tax rate of 21% and the reported income tax expense for the years ended December 31, 2022 and 2021 are summarized as follows:

	2022		2021
($ in thousands)	Amount	Percentage	Amount	Percentage
Income tax expense at federal statutory rate	$10,454	21.0%	$10,145	21.0%
Tax advantaged investments	(324)	(0.7)	(256)	(0.5)
Other	257	0.6	103	0.2
Total income tax expense	$10,387	20.9%	$9,992	20.7%

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Income Taxes (continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at both December 31, 2022 and 2021 are presented below:

($ in thousands)	2022	2021
Deferred tax assets:
Net operating losses	$14,966	$28,009
Losses and loss adjustment expenses	10,748	7,782
Unearned premiums	11,959	9,461
Intangibles	607	1,632
Capital loss carryover	1,321	—
Unrealized losses on investments	11,563	—
Stock options/awards	1,107	627
Other	3,369	1,034
Total deferred tax assets	55,640	48,545
Less valuation allowance	(586)	(586)
Total deferred tax assets after valuation allowance	55,054	47,959
Deferred tax liabilities:
Deferred policy acquisition costs	8,209	6,063
Depreciation	1,481	1,459
Investments	7,144	5,507
Unrealized gains on investments	—	1,230
Other	2,032	37
Total deferred tax liabilities	18,866	14,296
Deferred income taxes	$36,188	$33,663

The Company made no payment for federal income taxes, during the years ended December 31, 2022 and 2021, which are available for recoupment in the event of future losses. The Company’s federal income tax returns for tax years 2019 to 2021 are subject to examination by the Internal Revenue Service.
As of December 31, 2022 and 2021, management does not believe there are any uncertain tax benefits that could be recognized within the next 12 months that would impact the Company’s effective tax rate. The Company classifies all interest and penalties related to tax contingencies as income tax expense. As of December 31, 2022 and 2021, there was no accrued interest recorded as an income tax liability.
The Company has federal net operating loss carryforwards of approximately $71.3 million. These net operating losses are set to expire beginning in 2030. The Company is limited on the utilization of $58.6 million of the net operating losses under Internal Revenue Code Section 382 which imposes limitations on a corporation’s ability to utilize tax attributes if the corporation experiences an “ownership change.” The Company experienced an ownership change during 2013. The 382 limitation is expected to result in an expiration of $2.8 million ($0.6 million tax effected) of net operating losses. A valuation allowance has been established against this balance that is expected to expire without utilization. The Company also generated a capital loss carryforward during the year ended December 31, 2022, resulting in a deferred tax asset of approximately $1.3 million. This carryforward will expire in 2027 as the Company expects to utilize this carryforward, no valuation allowance is recorded against this deferred tax asset.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Income Taxes (continued)
The Company provides a valuation allowance against deferred tax assets when it is more likely-than-not that some portion, or all, of deferred tax assets will not be realized. Its deferred tax valuation allowance for the years ended December 31, 2022 and 2021 is as follows:

($ in thousands)	2022	2021
Balance at beginning of year	$586	$586
Balance at end of year	$586	$586

15.    Reserves for Losses and Loss Adjustment Expenses
The Company presents its loss development on a consolidated basis; however, it evaluates net ultimate loss and LAE under three sub-categories: multiline solutions, short tail/monoline specialty lines and exited lines. The Company has chosen to disaggregate its short-duration loss disclosures in this manner as to not obscure useful information by otherwise aggregating items with significantly different characteristics. A description of the factors the Company considered in its disaggregation by sub-category is as follows:
Short tail/monoline specialty lines
Short tail/monoline specialty lines includes those market niches for which the Company serves with monoline solutions which generally have shorter durations for losses to fully develop. Losses for these lines are generally reported within a short period of time from the date of loss, and in most instances, claims are settled and paid within a relatively short timeframe. Short tail/monoline specialty can be impacted by larger losses which can be more complex due to factors such as difficulty determining actual damages, legal and regulatory impediments potentially extending the period of time it takes to settle and pay claims.
Multi-line Solutions
Multi-line solutions includes those market niches for which the Company provides multiple products most frequently as an integrated solution. The multi-line solution subcategory is made up predominantly of occurrence liability including general liability, excess liability, and commercial auto. Multi-line solutions have a longer duration for losses to fully develop compared to short-tail/monoline specialty lines. Due to the unique claim characteristics of each product and the longer-tail nature of the multi-line solutions, this introduces more uncertainty as over time the claims can be impacted by changes in regulation, inflation and other unforeseen factors.
Exited lines
Exited lines includes all underwriting divisions which the Company has placed in run-off and are presented separately from lines that it currently underwrites.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    Reserves for Losses and Loss Adjustment Expenses (continued)
The reconciliation of unpaid losses and loss adjustment expenses as reported in the consolidated balance sheets for the years ended December 31, 2022 and 2021 is as follows:

($ in thousands)	2022	2021
Reserves for losses and LAE, beginning of period	$979,549	$856,780
Less: reinsurance recoverable on unpaid claims, beginning of period	(381,338)	(375,178)
Reserves for losses and LAE, beginning of period, net of reinsurance	598,211	481,602
Incurred, net of reinsurance, related to:
Current period	393,939	338,348
Prior years	14,385	28,000
Total incurred, net of reinsurance	408,324	366,348
Paid, net of reinsurance, related to:
Current period	105,928	77,551
Prior years	194,836	172,188
Total paid	300,764	249,739
Net reserves for losses and LAE, end of period	705,771	598,211
Plus: reinsurance recoverable on unpaid claims, end of period	435,986	381,338
Reserves for losses and LAE, end of period	$1,141,757	$979,549

During the year ended December 31, 2022, the Company’s net incurred losses for accident years 2021 and prior developed adversely by $14.4 million which was related to losses subject to the LPT.
Within exited lines, adverse development of $14.5 million was from the 2019 accident year primarily driven by increased frequency and severity in general and professional liability. The remaining $8.4 million of net adverse development was from various other accident years.
Within multi-line solutions, favorable development of $10.8 million was from the 2020 through 2021 accident years and was primarily driven by a reduction in frequency of claims in commercial auto and general liability. The remaining $2.3 million of net adverse development was from various other accident years.
There was no net development in short tail/monoline specialty lines.
During the year ended December 31, 2021, the Company’s net incurred losses and LAE for accident years 2020 and prior developed adversely by $28.0 million driven by $28.8 million of adverse development in exited lines and $4.8 million of adverse development in multi-line solutions, partially offset by $5.6 million of favorable development in short tail lines.
Within exited lines, the $28.8 million of adverse development was primarily related to the 2013, 2015, and 2018 accident years and was predominantly driven by increases in both frequency and severity of losses in general liability. Within multi-line solutions, adverse development of $4.8 million was primarily related to the 2016 and 2017 accident years and was driven by increased frequency and severity of claims in commercial auto. Partially offsetting the adverse development was favorable development of $5.6 million within short tail lines, primarily related to the 2019 and 2020 accident years, driven by favorable loss emergence relative to actuarial expectations in property and accident & health.
Short Duration Contract Disclosures
Losses and LAE reserves represent the Company’s best estimate of the ultimate net cost of all reported and unreported losses that are unpaid as of the balance sheet dates. The Company’s estimated reserves for losses and LAE include the accumulation of estimates for claims reported and unpaid prior to the balance sheet dates, estimates (based on projections of relevant historical data) of increases in claims costs for claims already reported, of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unpaid claims.
In determining the cumulative number of reported claims, the Company measures claim counts by incident. The claim counts include all claims reported, even if the Company does not establish a liability for the claim (i.e. reserve for loss and loss adjustment expenses).

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    Reserves for Losses and Loss Adjustment Expenses (continued)
Short Tail/Monoline Specialty — includes specialty/monoline business — Global Property, A&H, Surety, Professional Lines underwriting divisions

Incurred Losses and ALAE, Net of Reinsurance ($ in thousands)						As of December 31, 2022
	Years Ended December 31,						Reported Claims
Accident Year	2018*	2019*	2020*	2021*	2022	IBNR
2018	$33,570	$33,570	$33,570	$36,863	$34,363	$559	858
2019		62,922	48,101	45,301	48,800	230	1,015
2020			66,359	64,859	64,859	6,614	1,258
2021				100,172	100,172	25,018	1,428
2022					123,342	80,974	1,282
Total					$371,536
Cumulative net paid loss and LAE from the table below					(218,145)
Net reserves for loss and LAE before 2018					5,512
Total net reserves for loss and LAE					$158,903

*Data presented for these calendar years is required supplementary information, which is unaudited.

Cumulative Paid Losses and ALAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2018*	2019*	2020*	2021*	2022
2018	$24,754	$31,907	$31,323	$33,522	$33,446
2019		33,714	40,228	41,484	45,031
2020			30,974	56,499	70,684
2021				14,754	49,526
2022					19,458
Total					$218,145

*Data presented for these calendar years is required supplementary information, which is unaudited.
Multi-line Solutions — mid to longer tail lines of business, includes the Company’s industry solutions, programs, captives and transactional E&S underwriting divisions

Incurred Losses and ALAE, Net of Reinsurance ($ in thousands)											As of December 31, 2022
Accident Year	Years Ended December 31,											Reported Claims
	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	IBNR
2013	$66,517	$71,800	$64,439	$73,382	$75,196	$74,701	$74,987	$75,419	$69,496	$69,515	$1,994	3,324
2014		100,355	100,355	115,749	116,970	116,970	117,783	118,995	120,697	120,777	946	4,977
2015			103,191	114,266	117,024	117,024	119,216	121,746	122,839	122,902	2,446	5,364
2016				63,223	62,843	62,843	62,643	69,701	73,200	73,318	1,523	4,691
2017					65,332	65,332	64,260	72,913	78,578	78,762	4,331	5,515
2018						74,476	74,476	73,868	73,868	74,209	10,202	5,041
2019							107,432	106,432	106,432	110,896	1,487	6,021
2020								140,880	140,880	134,124	27,390	5,393
2021									173,568	169,566	60,497	6,486
2022										223,447	105,571	7,330
Total										$1,177,516
Cumulative net paid loss and LAE from the table below										(821,766)
Net reserves for loss and LAE before 2013										4,945
Total net reserves for loss and LAE										$360,695

*Data presented for these calendar years is required supplementary information, which is unaudited.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    Reserves for Losses and Loss Adjustment Expenses (continued)

Cumulative Paid Losses and ALAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	$19,912	$40,425	$48,673	$59,460	$67,857	$73,511	$75,117	$75,340	$75,030	$74,178
2014		32,530	63,699	81,251	96,639	101,984	104,984	105,756	106,214	104,076
2015			44,152	72,137	88,833	99,401	108,291	114,098	117,295	118,166
2016				23,239	42,528	53,352	58,895	60,864	63,893	71,565
2017					23,770	41,945	53,093	64,235	67,243	69,096
2018						26,201	42,568	50,320	64,119	70,080
2019							33,019	59,529	78,803	96,601
2020								33,538	67,216	83,533
2021									39,388	78,923
2022										55,548
Total										$821,766

*Data presented for these calendar years is required supplementary information, which is unaudited.
Exited Lines — all lines in runoff

Incurred Losses and ALAE, Net of Reinsurance ($ in thousands)											As of December 31, 2022
	Years Ended December 31,											Reported Claims
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	IBNR
2013	$44,791	$37,993	$44,909	$46,437	$48,372	$48,372	$49,850	$49,486	$53,236	$54,130	$2,031	2,640
2014		64,186	57,904	62,425	63,729	63,729	68,855	69,920	71,219	71,761	11,475	4,149
2015			61,810	65,063	68,008	70,803	75,187	80,678	83,365	84,058	1,779	4,550
2016				93,526	92,743	91,119	93,324	103,602	104,612	105,852	5,975	4,858
2017					75,919	80,341	82,545	95,119	97,011	98,646	33,630	4,309
2018						73,492	68,125	78,902	90,348	96,685	335	4,864
2019							87,115	90,598	92,118	106,594	2,487	5,549
2020								83,900	86,700	86,700	5,196	4,719
2021									49,957	46,146	33,733	2,265
2022										31,487	9,336	185
Total										$782,059
Cumulative net paid loss and LAE from the table below										(612,456)
Net reserves for loss and LAE before 2013										8,890
Total net reserves for loss and LAE										$178,493

*Data presented for these calendar years is required supplementary information, which is unaudited.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    Reserves for Losses and Loss Adjustment Expenses (continued)

Cumulative Paid Losses and ALAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	$4,763	$17,904	$36,890	$42,995	$41,158	$44,186	$47,101	$48,069	$48,322	$49,605
2014		9,700	30,863	42,141	50,785	49,906	52,450	53,290	53,615	55,737
2015			9,026	41,653	55,610	65,269	73,100	77,981	80,312	81,789
2016				36,592	57,638	70,253	78,070	81,516	85,794	87,966
2017					34,177	52,103	51,985	56,839	63,516	68,434
2018						25,552	60,149	67,262	80,448	90,791
2019							28,636	63,243	66,682	82,878
2020								24,468	54,950	63,468
2021									9,856	15,449
2022										16,339
Total										$612,456

*Data presented for these calendar years is required supplementary information, which is unaudited.

The table below presents the reconciliation of the net incurred and paid claims development to loss reserves in the consolidated balance sheets at December 31, 2022 by sub-category:

($ in thousands)	2022
Net reserves for losses and LAE:
Short Tail/Monoline Specialty	$158,903
Multi-line Solutions	360,695
Exited Lines	178,493
Reserves for losses and LAE, net of reinsurance	698,091
Reinsurance recoverable on unpaid claims:
Short Tail/Monoline Specialty	147,435
Multi-line Solutions	252,673
Exited Lines	35,878
Total reinsurance recoverable on unpaid claims	435,986
Unallocated LAE	7,680
Reserves for losses and LAE at end of year	$1,141,757

The following table presents supplementary information about average historical claims duration as of December 31, 2022, by sub-category is as follows:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited Required Supplementary Information)
	Years
Years	1	2	3	4	5	6	7	8	9	10
Short Tail/Monoline Specialty	56.0%	24.0%	10.1%	6.2%	2.9%	0.1%	—%	0.6%	0.1%	—%
Multi-line Solutions	40.7%	26.1%	14.9%	8.1%	5.1%	3.6%	1.2%	—%	0.2%	0.1%
Exited Lines	43.4%	26.7%	12.7%	8.6%	4.5%	1.7%	1.1%	0.9%	0.4%	—%

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.    Premiums
Direct and assumed premiums written by line of business pursuant to statutory accounting guidelines for the years ended December 31, 2022 and 2021 are as follows:

($ in thousands)	2022		2021
Property	$279,384	24.4%	$235,686	25.1%
Commercial Auto Liability	$243,300	21.3%	$227,853	24.2%
General Liability	$140,557	12.3%	$116,953	12.4%
Group Accident & Health	$130,808	11.4%	$112,146	11.9%
Professional Liability	$90,418	7.9%	$61,466	6.5%
Excess Liability	$79,922	7.0%	$52,176	5.6%
Surety	$79,062	6.9%	$51,792	5.6%
Workers’ Compensation	$51,790	4.5%	$41,890	4.5%
Commercial Auto Physical Damage	$48,711	4.3%	$39,897	4.2%
Total	$1,143,952	100.0%	$939,859	100.0%

17.    Commission and Fee Income
SUA is a managing general insurance agent and reinsurance broker for property and casualty and accident and health risks in specialty niche markets. Commission and fee income is primarily generated from SUA for the placement of insurance policies on either a third-party insurance or reinsurance company.
The Company’s disaggregated revenues from contracts with customers for the years ended December 31, 2022 and 2021 are as follows:

($ in thousands)	2022	2021
SUA commission revenue	$3,224	$2,037
SUA fee income	1,597	1,185
Other	378	751
Total commission and fee income	$5,199	$3,973

The Company’s contract assets from commission and fee income for the years ended December 31, 2022 and 2021 are as follows:

($ in thousands)	2022	2021
Contract asset	$1,292	$1,209

18.    Underwriting, Acquisition and Insurance Expenses
The Company’s underwriting, acquisition and insurance expenses at December 31, 2022 and 2021 consisted of the following:

($ in thousands)	2022	2021
Amortization of policy acquisition costs	$65,695	$47,061
Other operating and general expenses	116,476	91,437
Total underwriting, acquisition and insurance expenses	$182,171	$138,498

19.    Reinsurance
Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. The Company remains obligated for amounts ceded if reinsurers do not meet their obligations.
The effects of reinsurance on premiums written and earned at December 31, 2022 and 2021 are as follows:

	2022		2021
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$1,012,239	$951,121	$842,318	$816,837
Assumed premiums	131,713	113,610	97,541	102,352
Ceded premiums	(468,409)	(448,737)	(410,716)	(419,366)
Net premiums	$675,543	$615,994	$529,143	$499,823
Ceded losses and LAE incurred		$311,257		$248,360

The components of reinsurance recoverables and ceded unearned premium at December 31, 2022 and 2021 are as follows:

($ in thousands)	2022	2021
Unpaid losses and loss adjustment expenses ceded	$435,986	$381,338
Paid losses and loss adjustment expense ceded	107,228	90,761
Loss portfolio transfer	38,145	64,228
Reinsurance recoverables	$581,359	$536,327
Ceded unearned premium	$157,645	$137,973

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts; the Company does not carry these on the balance sheet as it will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At December 31, 2022, the market value of these accounts was approximately $128.0 million. The agreements provide that, as was customary in the past, the reinsurer will continue claim payment reimbursements without disturbing the trust balances. The trust amount will be adjusted periodically, by mutual agreement, based on loss reserve recoverables.
During the first quarter of 2020, the Company entered into an LPT retroactive reinsurance agreement. Under the LPT, the Company received reinsurance protection of approximately $127.4 million above the ceded losses and LAE reserves and is subject to co-participations at specified amounts. During the years ended December 31, 2022 and 2021, the Company strengthened reserves for certain divisions covered by the LPT by $14.4 million and $28.0 million, respectively, resulting in an increase in the amount ceded under this agreement. The increase in the amount ceded during the years ended December 31, 2022 and 2021 were partially offset by $5.8 million and $11.9 million, respectively, of recognized gain.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19.    Reinsurance (continued)
The following table presents the impact of the LPT on the consolidated statements of operations for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Strengthening of reserves subject to the LPT	$(14,385)	$(28,000)
Reinsurance recoveries under the LPT	5,813	11,937
Pretax net impact of the LPT and strengthening of reserves subject to the LPT	$(8,572)	$(16,063)

Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset was included in other assets on the consolidated balance sheets.
The following table presents the Company’s deposit assets for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Deposit asset	$41,801	$45,003

20.    Stock Based Compensation
Legacy Programs
The Legacy Programs were active during the year ended December 31, 2021 and allowed key employees to purchase the Company’s common stock at a price based on fair value of the Company at the end of the quarter in which the employee commits to the purchase. The Company then matched all purchases with stock grants. The programs required an initial cash payment of at least 30% of the committed fair value of the purchase with any remaining commitment recorded as a note receivable to the Company which is included in Stockholders’ Equity. Grants awarded vest after two conditions are met (i) the employee has worked for us for three years after the grant and (ii) cash payments are made for stock purchases. All grants awarded under the Legacy Programs vest over a three-year service period and are expensed on a pro rata basis over the service period.
Under the Legacy Programs, the Company sold 63,374 shares of its common stock during the year ended December 31, 2021. In accordance with the plan, the Company granted a match of 63,374 shares of its common stock during the year ended December 31, 2021. During the year ended December 31, 2021, members of the Board of Directors were awarded 51,889 common shares with a service period of between 0 to 3 years.
Under the Legacy Programs, the Company offered employees the option to finance up to 70% of the purchased shares with a stock note receivable. These stock notes receivable are recorded as a reduction to Stockholders’ Equity. The stock notes receivable bear interest at a rate ranging from 0.95% to 2.80%, based on the Internal Revenue Service applicable federal rates.
The following table presents common stock notes receivable related to Legacy Programs at both December 31, 2022 and 2021:

($ in thousands)	2022	2021
Common stock notes receivable	$512	$1,630

During the year ended December 31, 2021, several employees who previously received common stock awards under the Legacy Programs notified the Company that they would not be repaying the remaining balance on their stock notes receivable. Under the terms of the Legacy Programs, employees would return their common shares financed by the remaining stock note balance and forfeit the same number of award shares. During the year ended December 31, 2021, 21,314 common shares financed and awarded were returned and forfeited. The return of 10,657 financed shares resulted in the cancellation of $0.8 million in stock notes for the year ended December 31, 2021. Forfeitures of the 10,657 award

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20.    Stock Based Compensation (continued)
shares resulted in the reversal of previously recognized stock compensation expense of $0.8 million for the year ended December 31, 2021.
Long Term Incentive Plan
During the year ended December 31, 2022 and 2021, under the 2021 Plan the Compensation Committee approved 198,842 and 217,395 shares of common stock, respectively. During the year ended December 31, 2022, members of the Board of Directors were awarded 15,196 common shares with a service period of one year. The shares granted to employees and the Board of Directors during the year ended December 31, 2022 and 2021 were valued at approximately $2.6 million and $2.5 million, respectively, based on the grant date fair value.
A summary of the equity awards, target payout ranges based on meeting award conditions and authorized target common shares is as follows:

	Award Payout Range	Requisite Service Period	Authorized Target Common Shares
Year ended December 31, 2022
Market condition awards	0% — 150%	3 years	28,495
Performance condition awards	0% — 150%	3 years	26,210
Restricted share and stock unit awards	N/A	1 to 3 years	144,137
			198,842
Year ended December 31, 2021
Market condition awards	0% — 150%	3 years	46,474
Performance condition awards	0% — 150%	3 years	29,501
Restricted stock unit awards	N/A	3 years	141,420
			217,395

A summary of the status of the Company’s non-vested common stock awards from the Legacy Programs and the 2021 Plan is presented below:

	Weighted-Average Grant-Date Fair Value	Number of Common Shares
Non-vested at January 1, 2022	$13.23	375,643
Granted	14.17	198,842
Vested	15.16	(144,042)
Forfeited	12.51	(10,547)
Non-vested at December 31, 2022	$12.55	419,896

Non-vested at January 1, 2021	$19.47	84,671
Granted	11.95	332,658
Vested	14.20	(6,514)
Forfeited	16.01	(35,172)
Non-vested at December 31, 2021	$13.23	375,643

As of December 31, 2022 the total unrecognized compensation cost related to non-vested, share-based compensation awards was $2.8 million and the weighted average period over which that cost is expected to be recognized is 1.6 years.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20.    Stock Based Compensation (continued)
Stock-based compensation expense for the years ended December 31, 2022 and 2021 is summarized as follows:

($ in thousands)	2022	2021
Stock-based compensation expense
Stock-based compensation expense	$2,325	$1,365
Forfeitures	(38)	(843)
Total	$2,287	$522

21.    Earnings Per Share
The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations contained in the consolidated financial statements for the years ended December 31, 2022 and 2021.

($ in thousands, except for share and per share amounts)	2022	2021
Numerator
Net income	$39,396	$38,317
Less: Undistributed income allocated to participating securities	(18,879)	(18,507)
Net income attributable to common shareholders (numerator for basic earnings per share)	20,517	19,810
Add back: Undistributed income allocated to participating securities	18,879	18,507
Net income (numerator for diluted earnings per share under the two-class method)	$39,396	$38,317
Denominator
Basic weighted-average common shares	16,568,393	16,308,712
Preferred shares (if converted method)	15,245,533	15,235,568
Contingently issuable instruments (treasury stock method)	519,080	723,146
Market condition awards (contingently issuable)	94,936	67,598
Performance awards (contingently issuable)	39,148	—
Restricted stock units (treasury stock method)	186,104	133,024
Diluted weighted-average common share equivalents	32,653,194	32,468,048
Basic earnings per share	$1.24	$1.21
Diluted earnings per share	$1.21	$1.18

The Company’s Preferred Shares participate in dividends and distributions with common stock on an as-converted basis and represent a participating security.
Anti-dilutive instruments are excluded from the calculation of diluted weighted-average common share equivalents as they would have an anti-dilutive impact. The following table presents instruments that were excluded from the calculation of diluted weighted-average common share equivalents at both December 31, 2022 and 2021.

	2022	2021
Contingently issuable instruments (treasury stock method)	60,576	—

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.    Earnings Per Share (continued)
The Company’s common and preferred shares financed by stock notes are contingently issuable instruments where the holder must return, all or part of, the shares if the stock notes are not paid off.
The following table presents common share equivalents of contingently issuable instruments that were excluded from basic earnings per share in shares for the years ended December 31, 2022 and 2021:

	2022	2021
Common shares	22,919	192,609
Preferred shares, if converted	1,059,602	1,235,420
Total	1,082,521	1,428,029

The impact of the contingently issuable instruments on diluted earnings per share was calculated using the treasury stock method and included in the reconciliation of the denominator of the basic and diluted earnings per share computations for the years ended December 31, 2022 and 2021.
22.    Employee Benefit Plans
The Company sponsors the 401(k) Plan (the “Plan”). The Plan, available to substantially all its employees, is subject to provisions of the Employee Retirement Income Security Act of 1974. The Company matches employee contributions on a discretionary basis.

The following table presents the Company’s expensed matching contributions for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
401(k) matching contributions	$2,389	$2,288

23.    Related Party Transactions
Westaim
In 2014 and continuing through 2015, Westaim HIIG LP acquired a majority of the Company’s common stock. As of December 31, 2022 and 2021, Westaim HIIG LP owns 44.5% and 71.0% of the Company’s common stock, respectively. The changes in Westaim HIIG LP’s ownership percentage were primarily due to transactions between Westaim HIIG LP and its partners.
In 2015, the Company purchased 3,076,924 shares of Westaim common stock for $8.4 million. The Company’s investment in Westaim is included in equity securities on the consolidated balance sheets. The unrealized loss on this investment for the years ended December 31, 2022 and 2021 is as follows:

($ in thousands)	2022	2021
Unrealized losses on investment in Westaim	$(2,283)	$(1,971)

On April 24, 2020, Westaim HIIG LP affiliates participated in the Company’s preferred share rights offering and purchased $68.6 million of Preferred Shares in exchange for $68.1 million of cash and $0.5 million of stock notes. Within this group, Westaim purchased $44.0 million of Preferred Shares in exchange for $44.0 million of cash. As of December 31, 2022 and 2021, Westaim owns 44.7% of the Company’s preferred stock.
Westaim performs consulting and certain other services for the Company pursuant to an agreement (the “Management Services Agreement”). Pursuant to the Management Services Agreement, the Company is required to pay Westaim $0.5

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23.    Related Party Transactions (continued)
million a year plus expenses. The agreement will be effective until the termination date. The termination date is the earliest of (a) the date on which Westaim HIIG LP owns less than 8% of the number of shares outstanding, (b) the date on which the Company’s initial public offering is consummated, or (c) the date upon which a change in control occurs. Pursuant to the current Management Services Agreement, at December 31, 2022 and 2021, the Company incurred the following expenses related to services provided by Westaim:

($ in thousands)	2022	2021
Management services agreement	$500	$500

RISCOM
During 2016, the Company entered into an agency agreement with RISCOM, in which the Company holds a 20% ownership interest, for wholesale brokerage services in addition to the already existing managing general agency agreement between the parties.
Net earned premium and gross written commissions related to these agreements at December 31, 2022 and 2021 is summarized as follows:

($ in thousands)	2022	2021
Net earned premium	$91,051	$76,701
Gross written commissions	23,472	21,256

Premiums receivable from RISCOM at December 31, 2022 and 2021 are as follows:

($ in thousands)	2022	2021
Premiums receivable	$9,940	$11,334

Reinsurance
The Company has reinsurance agreements with Everest Re, an affiliate of Mt. Whitney Securities, LLC, a limited partner of Westaim HIIG LP and holder of Preferred Shares. Reinsurance premiums ceded related to the agreement at December 31, 2022 and 2021 are as follows:

($ in thousands)	2022	2021
Reinsurance premiums ceded	$59,592	$101,154

Reinsurance recoverable from Everest Re, net of premium payables for the years ended December 31, 2022 and 2021 are as follows:

($ in thousands)	2022	2021
Reinsurance recoverable, net of premium payables	$177,455	$168,847

Arena
During the year ended December 31, 2022, the Company began investing in multiple investment products issued by Arena Special Opportunities Partners (Feeder) II, LP (“Arena SOP II”), managed by Arena, which is affiliated with Westaim. The investment products include senior and junior notes issued by the Arena SOP II to raise capital from limited partners to fund purchases of investments. The return on the investments is used to pay interest on the senior and junior

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23.    Related Party Transactions (continued)
notes based on target returns of each class. The senior and junior notes are debt securities classified as held to maturity and presented on the balance sheet within fixed maturity securities, held to maturity. As of December 31, 2022, the Company invested $3.4 million in the senior and junior notes.
During the second quarter of 2021, the Company began investing in an asset-backed securities investment account managed by Arena. The asset-backed securities are within fixed maturity securities, available for sale on the consolidated balance sheet. As of December 31, 2022, the Company has no unfunded commitment related to this investment.
Other
The following table reflects advisory and professional services fees and expense reimbursements paid to various affiliated shareholders and directors during the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Professional fees and reimbursements	$3,387	$3,669

See Notes 7, 8 and 11 for investments involving affiliated companies and additional related party transactions.
See Note 13 for related party transactions related to the Company’s preferred share rights offering.
24.    Commitments and Contingencies
Litigation
The Company is named as a defendant in various legal actions arising from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and loss adjustment expense reserves. Also, from time to time, the Company is a defendant in various legal actions that relate to bad faith claims, disputes with third parties or that involve alleged errors and omissions. The Company records accruals for these items to the extent the losses are probable and reasonably estimable. Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from outside legal counsel, the Company’s management believes the resolution of any such matters will not, individually or in the aggregate, have a material adverse effect on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows. During the years ended December 31, 2022 and 2021, the Company recorded no provision for various contingencies.
Indemnification
In conjunction with the sale of business assets and subsidiaries, the Company has provided indemnifications to certain of the buyers. Certain indemnifications cover typical representations and warranties related to the responsibilities to perform under the sales contracts. The amount of potential exposure covered by the indemnifications is difficult to determine because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. As of December 31, 2022, the Company does not have reason to believe any such significant claims exist.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24.    Commitments and Contingencies (continued)
Contingent Consideration Related to Acquisitions
The Company potentially owes earn-out liabilities to former owners of assets and business acquired. No earn-out liabilities existed as of December 31, 2022 and 2021. The following table presents earn-out payments to former owners during the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Earn-out payments to former owners	$—	$554

25.    Regulatory Matters
A significant amount of the consolidated assets represent assets of the Company’s insurance company subsidiaries, HSIC, IIC, GMIC and OSIC. IIC, OSIC and GMIC are all direct and indirect wholly-owned subsidiaries of HSIC. HSIC is restricted by Texas law as to the amount of dividends it may pay without the approval of regulatory authorities. The maximum amount of dividends which can be paid by HSIC without prior approval is subject to restrictions relating to policyholder surplus, net income, and dividends declared or distributed during the preceding 12 months. As of December 31, 2022, HSIC is not restricted to paying ordinary dividends. HSIC did not declare or pay any dividends during the years ended December 31, 2022 and 2021.
Property and casualty insurance companies are subject to certain Risk Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risk factors related to it. At December 31, 2022 and 2021, the Company’s insurance company subsidiaries met the RBC requirements.
The capital and surplus and RBC level of HSIC on a consolidated statutory basis (including IIC, GMIC OSIC, and BIC) for the years ended December 31, 2022 and 2021 were as follows:

($ in thousands)	2022	2021
Statutory capital and surplus	$408,167	$369,583
RBC authorized control level	110,635	84,968

26.    Statutory Accounting Principles
The statutory capital and surplus for the Company’s principal operating subsidiaries for the years ended December 31, 2022 and 2021 was as follows:

($ in thousands)	2022	2021
HSIC	$408,167	$369,583
IIC	272,413	215,508
GMIC	259,311	209,347
OSIC	21,270	21,095

These amounts include ownership interests in affiliated insurance subsidiaries.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26.    Statutory Accounting Principles (continued)
The statutory net income (loss) for the Company’s principal operating subsidiaries for the years ended December 31, 2022 and 2021 was as follows:

($ in thousands)	2022	2021
HSIC	$10,860	$5,880
IIC	25,394	7,315
GMIC	14,091	(947)
BIC	—	(67)
OSIC	173	31

See note 4 for additional information regarding the sale of BIC.

27.    Subsequent Events
Reverse Stock Split
On September 23, 2022, the Board of Directors approved a 4-for-1 reverse stock split of the Company’s common stock. The stock split became effective January 3, 2023. All share and per share information included in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect the stock split of common stock for all periods presented.
2022 Long-Term Incentive Plan
On September 23, 2022, the Board of Directors approved the Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which became effective on January 12, 2023. The 2022 Plan stated that 3,200,516 shares of common stock were available for issuance.
Employee Stock Purchase Plan
On September 23, 2022, the Board of Directors approved the Company’s 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on January 12, 2023. The ESPP stated that 376,531 shares of common stock were available for sale.
New Credit Facility
On January 3, 2023, the Company entered into a term sheet with Truist Securities, Inc. (the “Term Sheet”) setting forth expected material terms to refinance its existing credit agreement. The Term Sheet provides a new unsecured credit facility (the “New Credit Facility”), with Truist Securities, Inc. to lead a syndicate of participating banks, which is expected to provide the Company with up to a $150.0 million revolving credit facility and a letter of credit sub-facility of up to $10.0 million.
The New Credit Facility is also expected to permit the incurrence of an uncommitted accordion facility up to $50.0 million, subject to certain conditions to be agreed. The Company expects to close on the New Credit Facility in the first quarter of 2023.
Initial Public Offering
On January 4, 2023, the Company announced the launch of its initial public offering (“IPO”) of its common stock. On January 12, 2023, the Company priced its IPO of 8,952,383 shares of its common stock, with 4,750,000 shares offered by the Company and 4,202,383 shares sold by selling stockholders, at a public price of $15.00 per share. The shares began trading on January 13, 2023 on the Nasdaq Global Select Market under the ticker symbol “SKWD.”
The Company completed its IPO on January 18, 2023. The underwriters exercised in full their option to purchase 1,342,857 additional shares of common stock from the selling stockholders, at a price per share of $15.00. The Company’s net proceeds from the IPO were approximately $62.3 million, after deducting underwriting discounts and specific incremental expenses directly attributable to the IPO.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
27.    Subsequent Events (continued)
Upon the closing of its IPO, the Company filed an amended and restated certificate of incorporation which, among other things, increased the number of authorized shares consisting of 500,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
The Preferred Shares were subject to mandatory conversion at the Mandatory Conversion Rate upon the closing of an IPO. On January 18, 2023, the 1,969,660 Preferred Shares converted to 16,305,113 shares of common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that:
(i) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2022.
This annual report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting as we are an emerging growth company as of December 31, 2022, as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
In the course of preparing the consolidated financial statements for the year ended December 31, 2021, our management identified a material weakness in our internal control over financial reporting as we had not designed or maintained an effective control environment and associated control activities to meet our accounting and reporting requirements. The material weaknesses identified for the year ended December 31, 2021 were remediated for the year ended December 31, 2022.
Aside from the remediation of the material weakness identified for the year ended December 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information - None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections - Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Houston, Texas. Auditor Firm ID: 42
The information required by this Item 14 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS
The following consolidated financials statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations and Comprehensive (Loss) Income for the two years in the period ended December 31, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the two years in the period ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the two years in the period ended December 31, 2022 and 2021
(a)(2)
(a)(3) LISTING OF EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on January 18, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on January 18, 2023).
4.1
Amended and Restated Stockholders’ Agreement, dated March 12, 2014, by and among the Company and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

4.2	Description of Capital Stock
10.1+
Share Purchase and Award Agreement and form of agreements thereunder in use before 2016 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.2+
2016 Equity Incentive Program and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.3+
2020 Long Term Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.4+
Skyward Specialty Insurance Group, Inc. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.5+
Skyward Specialty Insurance Group, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.6+
Form of Restricted Stock Units Agreement and form of notice under the Company's 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8, filed with the SEC on January 12, 2023).

Exhibit Number	Exhibit Description
10.7+
Form of Restricted Stock Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.7 to the Company's Registration Statement on Form S-8, filed with the SEC on January 12, 2023).

10.8+
Form of Nonstatutory Stock Option Agreement and form of notice under the Company's 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-8, filed with the SEC on January 12, 2023).

10.9+
Form of Incentive Stock Option Agreement and form of notice under the Company's 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.9 to the Company's Registration Statement on Form S-8, filed with the SEC on January 12, 2023).

10.10+	Form of Performance-Based Restricted Stock Units Agreement under the Company’s 2022 Long-Term Incentive Plan.
10.11+	Performance-Based Restricted Stock Units Agreement under the Company’s 2022 Long-Term Incentive Plan.
10.12+	Performance Unit Agreement under the Company’s 2022 Long-Term Incentive Plan.
10.13+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).
10.14+
Employment Agreement, dated May 22, 2020, by and between the Registrant and Andrew Robinson, with Amendment No. 1 dated January 1, 2022 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.15+	Form of Promissory Note (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).
10.16
Lease Agreement by and between Memorial City Towers, Ltd. and Southwest Insurance Partners, Inc., dated December 1, 2008, with Amendment No. 1, dated February 16, 2009, Lease Commencement Agreement, dated August 24, 2009, Supplemental Parking Agreement, dated September 24, 2009, Amendment No. 2, dated August 17, 2010, Supplemental Letter Agreement dated August 26, 2010, Supplemental Lease Commencement Agreement, dated November 8, 2010, Amendment No. 3, dated February 20, 2013, Supplemental Commencement Agreement, dated September 25, 2013, Amendment No. 4, dated April 21, 2015, Amendment No. 5, dated July 27, 2015, Supplemental Commencement Agreement, dated October 7, 2015, Supplemental Commencement Agreement, dated April 7, 2016, Amendment No. 6, dated May 9, 2016, Supplemental Commencement Agreement, dated February 24, 2017, Amendment No. 7, dated November 6, 2017, and Supplemental Commencement Agreement, dated October 3, 2018 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.17
Credit Agreement by and between Prosperity Bank and Houston International Insurance Group, Ltd., dated December 11, 2019 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.18
Management Services Agreement by and between Westaim HIIG GP Inc. and Houston International Insurance Group, Ltd., dated August 1, 2019 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.19
Surety Excess of Loss Reinsurance Contract by and among Everest Reinsurance Company, Houston Specialty Insurance Company, Imperium Insurance Company, Great Midwest Insurance Company, Oklahoma Specialty Insurance Company and Boston Indemnity Company, Inc., dated June 1, 2021 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.20*
Consulting Agreement by and between Stephen Way and Skyward Specialty Insurance Group, Inc., dated January 1, 2022 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.21*
Loss Portfolio Transfer and Adverse Development Retrocession Agreement by and among R&Q Bermuda (SAC) Limited acting in respect of the HIIG Segregated Account, HIIG Re, Houston Specialty Insurance Company, Imperium Insurance Company, and Great Midwest Insurance Company, dated April 1, 2020 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

Exhibit Number	Exhibit Description
10.22*
Investment Management Agreement by and among Arena Investors, LP, Houston Specialty Insurance Company, Imperium Insurance Company, and Great Midwest Insurance Company, dated November 6, 2015, with a Supplemental Acknowledgement dated January 13, 2016, a Supplemental Acknowledgement dated May 17, 2021, Supplemental Acknowledgement B dated May 17, 2021, an Amendment Agreement effective March 15, 2022, and a Supplemental Acknowledgement dated March 23, 2022 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Principal Financial and Accounting Officer pursuant to Rule 13a 14(a) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
____________________
*    To be filed by amendment.
+    Management contract or compensatory plan or arrangement.
†    Portions of this exhibit have been omitted for confidentiality purposes.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN IN RELATED PARTIES

($ in thousands)	Cost	Fair Value	Amount on Balance Sheet
December 31, 2022
Fixed maturity securities, available for sale:
U.S. government securities	$50,416	$48,541	$48,541
Corporate securities and miscellaneous	255,116	235,129	235,129
Municipal securities	65,836	57,727	57,727
Residential mortgage-backed securities	134,844	119,856	119,856
Commercial mortgage-backed securities	40,129	36,495	36,495
Asset-backed securities	116,275	109,824	109,824
Total fixed maturity securities, available for sale	662,616	607,572	607,572
Fixed maturity securities, held to maturity:
Asset-backed securities	52,467	46,771	52,467
Total fixed maturity securities, held to maturity	52,467	46,771	52,467
Equity securities:
Common stocks	50,484	55,996	55,996
Preferred stocks	11,798	8,771	8,771
Mutual funds	53,968	55,402	55,402
Total equity securities	116,250	120,169	120,169
Mortgage loans	51,859	52,842	51,859
Short-term investments	121,158	121,158	121,158
Total investments	$1,004,350	$948,512	$953,225

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS (PARENT COMPANY)

	December 31,
($ in thousands)	2022	2021
Assets
Investments:
Investment in subsidiaries	$503,549	$517,326
Short-term investments, at fair value	25	25
Total investments	503,574	517,351
Cash and cash equivalents	8,909	5,849
Restricted cash	—	156
Deferred income taxes	19,655	15,182
Goodwill and intangible assets, net	12,641	12,641
Other assets	6,992	4,218
Total assets	$551,771	$555,397
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$1,500	$788
Notes payable	50,000	50,000
Subordinated debt, net of debt issuance costs	78,609	78,529
Total liabilities	130,109	129,317
Stockholders’ Equity:
Stockholders’ equity	421,662	426,080
Total liabilities and stockholders’ equity	$551,771	$555,397

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — CONDENSED STATEMENTS OF OPERATIONS
(PARENT COMPANY)

	December 31,
($ in thousands)	2022	2021
Revenues:
Net investment income	$2,567	$2,383
Net investment losses	(6)	—
Total revenues	2,561	2,383
Expenses
Interest expense	6,407	4,621
Amortization expense	81	81
Total expenses	6,488	4,702
Loss before income tax expense	(3,927)	(2,319)
Income tax benefit	(1,209)	(487)
Net loss before equity in earnings of subsidiaries	(2,718)	(1,832)
Equity in undistributed earnings of subsidiaries	42,114	40,149
Net income	$39,396	$38,317

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY)

	December 31,
($ in thousands)	2022	2021
Cash flows from operating activities:
Net income	$39,396	$38,317
Adjustments to reconcile net income to net cash used in operating activities	(42,672)	(40,447)
Net cash provided by operating activities	(3,276)	(2,130)
Cash flows from investing activities:
Capital contribution to subsidiaries	—	(10,000)
Distributions from investment in subsidiaries	4,000	4,000
Net cash provided by (used in) investing activities	4,000	(6,000)
Cash flows from financing activities:
Employee share purchases	2,180	1,380
Net cash provided by financing activities	2,180	1,380
Net increase (decrease) in cash and cash equivalents and restricted cash	2,904	(6,750)
Cash and cash equivalents and restricted cash at beginning of year	6,005	12,755
Cash and cash equivalents and restricted cash at end of year	$8,909	$6,005
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,761	$4,669

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE

	December 31,
	2022		2021
($ in thousands)	Accident & Health	Property & Casualty	Accident & Health	Property & Casualty
Gross amount	$130,377	$881,862	$111,759	$730,559
Ceded to other companies	(70,291)	(398,118)	(68,350)	(342,366)
Assumed from other companies	431	131,282	387	97,154
Net amount	$60,517	$615,026	$43,796	$485,347
Percentage of amount assumed to net	0.7%	21.3%	0.9%	20.0%

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)	Valuation Allowance For Deferred Tax Assets	Allowance for Uncollectible Reinsurance Recoverable	Allowance for Uncollectible Premiums Receivable
Balance at January 1, 2021	$586	$—	$1,146
Charged to costs and expenses	—	—	18
Amounts written off	—	—	(903)
Balance at December 31, 2021	586	—	261
Charged to costs and expenses	—	—	584
Amounts written off	—	—	(216)
Balance at December 31, 2022	$586	$—	$629

SKYWARD SPECIALTY INSURANCE GROUP,  INC. AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
INSURANCE OPERATIONS

	December 31,
($ in thousands)	2022	2021
Deferred policy acquisition costs	$68,938	$59,456
Reserve for losses and loss adjustment expenses	1,141,757	979,549
Unearned premiums	442,509	363,288
Net earned premium(1)	615,994	499,823
Net investment income	36,931	24,646
Losses and loss adjustment expenses (current year)(1)	393,939	338,348
Losses and loss adjustment expenses (prior years)(1)(2)	14,385	28,000
Amortization of policy acquisition costs(1)	65,695	47,061
Paid claims and claim adjustment expenses(1)	300,764	249,739
Net premiums written(1)	675,543	529,143
Ceded unearned premium	157,645	137,973
Deferred ceding commission	29,849	30,500
(1) Amount is presented net of reinsurance
(2) Amount does not include gain or loss on retroactive reinsurance which is included in losses and loss adjustment expenses presented on the Consolidated Statements of Operations

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skyward Specialty Insurance Group, Inc.

Dated: March 28, 2023	/s/ Andrew Robinson
Andrew Robinson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Robinson	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2023
Andrew Robinson
/s/ Mark Haushill	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2023
Mark Haushill
/s/ J. Cameron MacDonald	Director	March 28, 2023
J. Cameron MacDonald
/s/ Robert Creager	Director	March 28, 2023
Robert Creager
/s/ Marcia Dall	Director	March 28, 2023
Marcia Dall
/s/ James Hays	Director	March 28, 2023
James Hays
/s/ Robert Kittel	Director	March 28, 2023
Robert Kittel
/s/ Katharine Terry	Director	March 28, 2023
Katharine Terry