Form 10-Q
period 2023-03-31
Skyward Specialty Insurance Group, Inc.
filed 2023-05-11
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 001-41591

SKYWARD SPECIALTY INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1957288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Gessner Road, Suite 600 Houston, Texas	77024-4284
(Address of Principal Executive Offices)	(Zip Code)
(713) 935-4800
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	SKWD	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes      No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No

As of May 4, 2023, the registrant had 37,658,111 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $718,395 and $662,616, respectively)	$673,137	$607,572
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $321 as of March 31, 2023)	48,216	52,467
Equity securities, at fair value	120,465	120,169
Mortgage loans (at fair value as of March 31, 2023; at amortized cost as of December 31, 2022)	42,335	51,859
Other long-term investments	118,784	129,142
Short-term investments, at fair value	287,351	121,158
Total investments	1,290,288	1,082,367
Cash and cash equivalents	41,200	45,438
Restricted cash	64,047	79,573
Premiums receivable, net	178,954	139,215
Reinsurance recoverables, net	570,504	581,359
Ceded unearned premium	197,044	157,645
Deferred policy acquisition costs	80,103	68,938
Deferred income taxes	30,572	36,188
Goodwill and intangible assets, net	89,503	89,870
Other assets	79,110	82,846
Total assets	$2,621,325	$2,363,439
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$1,173,176	$1,141,757
Unearned premiums	501,218	442,509
Deferred ceding commission	40,824	29,849
Reinsurance and premium payables	185,748	113,696
Funds held for others	44,256	36,858
Accounts payable and accrued liabilities	40,328	48,499
Notes payable	50,000	50,000
Subordinated debt, net of debt issuance costs	78,629	78,609
Total liabilities	2,114,179	1,941,777
Stockholders’ equity
Series A preferred stock, $0.01 par value; 10,000,000 and 2,000,000 shares authorized, 0 and 1,969,660 shares issued and outstanding, respectively	—	20
Common stock, $0.01 par value, 500,000,000 and 168,000,000 shares authorized, 37,658,111 and 16,832,955 shares issued, respectively	377	168
Treasury stock, $0.01 par value, 0 and 233,289 shares, respectively	—	(2)
Additional paid-in capital	641,368	577,289
Stock notes receivable	(6,718)	(6,911)
Accumulated other comprehensive loss	(35,744)	(43,485)
Accumulated deficit	(92,137)	(105,417)
Total stockholders’ equity	507,146	421,662
Total liabilities and stockholders’ equity	$2,621,325	$2,363,439

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
($ in thousands, except share and per share amounts)	2023	2022
Revenues:
Net earned premiums	$182,831	$141,726
Commission and fee income	1,492	230
Net investment income	4,646	15,149
Net investment gains (losses)	961	(4,438)
Total revenues	189,930	152,667
Expenses:
Losses and loss adjustment expenses	114,900	89,989
Underwriting, acquisition and insurance expenses	51,655	40,534
Interest expense	2,152	1,177
Amortization expense	387	387
Other expenses	1,114	—
Total expenses	170,208	132,087
Income before income taxes	19,722	20,580
Income tax expense	4,166	4,269
Net income	15,556	16,311
Net income attributable to participating securities	1,274	7,823
Net income attributable to common shareholders	$14,282	$8,488
Comprehensive income (loss):
Net income	$15,556	$16,311
Other comprehensive income (loss):
Unrealized gains and losses on investments:
Net change in unrealized gains (losses) on investments, net of tax	7,788	(16,705)
Reclassification adjustment for (losses) gains on securities no longer held, net of tax	(47)	301
Total other comprehensive income (loss)	7,741	(16,404)
Comprehensive income (loss)	$23,297	$(93)
Per share data:
Basic earnings per share	$0.43	$0.52
Diluted earnings per share	$0.42	$0.50
Weighted-average common shares outstanding
Basic	32,848,243	16,376,720
Diluted	36,952,073	32,412,307
The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

($ in thousands)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Stock Notes Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2023	$20	$168	$(2)	$577,289	$(6,911)	$(43,485)	$(105,417)	$421,662
Cumulative effect on adoption of ASU No. 2016-13	—	—	—	—	—	—	(2,276)	(2,276)
Employee equity transactions	—	—	—	1,864	193	—	—	2,057
Preferred stock conversion to common shares	(20)	161	2	(143)	—	—	—	—
Proceeds from initial public offering, net	—	48	—	62,358	—	—	—	62,406
Net income	—	—	—	—	—	—	15,556	15,556
Other comprehensive income, net of tax	—	—	—	—	—	7,741	—	7,741
Balance at March 31, 2023	$—	$377	$—	$641,368	$(6,718)	$(35,744)	$(92,137)	$507,146

($ in thousands)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Stock Notes Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2022	$20	$168	$(2)	$575,159	$(9,092)	$4,640	$(144,813)	$426,080
Employee equity transactions	—	—	—	502	188	—	—	690
Reclassification of stock notes receivable to other assets	—	—	—	—	1,942	—	—	1,942
Net income	—	—	—	—	—	—	16,311	16,311
Other comprehensive loss, net of tax	—	—	—	—	—	(16,404)	—	(16,404)
Balance at March 31, 2022	$20	$168	$(2)	$575,661	$(6,962)	$(11,764)	$(128,502)	$428,619

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
($ in thousands)	2023	2022
Cash flows from operating activities
Net income	$15,556	$16,311
Adjustments to reconcile net income to net cash provided by operating activities	91,651	29,571
Net cash provided by operating activities	107,207	45,882
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(72,466)	(23,370)
Purchase of illiquid investments	(286)	(2,376)
Purchase of equity securities	(12,889)	(25,221)
Proceeds from (investment in) direct and indirect loans	14,665	(8,019)
Purchase of property and equipment	(614)	(431)
Sales and maturities of investment securities	34,980	33,935
Distributions from equity method investments	355	1,326
Change in short-term investments	(166,193)	(38,631)
Receivable for securities sold	3,984	5,671
Cash provided by deposit accounting	5,038	1,518
Other, net	—	2
Net cash used in investment activities	(193,426)	(55,596)
Cash flows from financing activities:
Repayment of stock notes receivable	193	186
Draw on revolving line of credit	50,000	—
Repayment of term loan	(50,000)	—
Proceeds from initial public offering	66,262	—
Net cash provided by financing activities	66,455	186
Net decrease in cash and cash equivalents and restricted cash	(19,764)	(9,528)
Cash and cash equivalents and restricted cash at beginning of period	125,011	107,274
Cash and cash equivalents and restricted cash at end of period	$105,247	$97,746
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,145	$1,124

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of Skyward Specialty Insurance Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete consolidated financial statements. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair statement of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited annual consolidated financial statements.
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
Recent Accounting Standards Adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and fixed maturity securities, by introducing an approach based on expected losses. The expected loss approach required entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. The Company adopted ASU 2016-13 effective January 1, 2023 using the modified retrospective approach, by which a cumulative-effect adjustment was made to retained earnings as of the date of adoption. In connection with the adoption of ASU 2016-13, the Company elected the fair value option in accounting for mortgage loans effective January 1, 2023 as targeted transition relief. The adoption of ASU 2016-13 resulted in a $2.3 million increase in accumulated deficit, net of tax.
Updates to Significant Accounting Policies
The following accounting policies have been updated to reflect the Company's adoption of ASU 2016-13 Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments as described above.
Investments
Available-for-sale
Investments in fixed maturities that are classified as available-for-sale and are carried at fair value. For available-for-sale fixed maturities in an unrealized loss position, the Company first determines whether there is an intent to sell the security or if it is more likely than not that the Company will be required to sell the security before maturity or recovery of its cost basis. If either of these criteria were met, the amortized cost of the security is written down to fair value with the losses recognized in net investment gains (losses) on the consolidated statements of operations. If neither of the these criteria were met, the Company determines whether unrealized losses are due to credit-related factors. If the unrealized losses are due to credit-related factors, an allowance for credit losses is determined using a present value of cash flows compared to the amortized cost of the security. The allowance for credit losses is limited to the amount by which fair value is below amortized cost. Changes in the allowance for credit losses are recognized in net investment gains (losses) on the consolidated statements of operations. Credit losses that are limited by the fair value of the security are recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive income (loss). Unrealized losses that are not credit-related continue to be recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive income (loss).

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Significant Accounting Policies (continued)
Held-to-maturity
Investments in fixed maturity securities, held-to-maturity are carried at amortized cost net of an allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses. The Company develops a historical loss rate from Moody’s table of estimated multi-year cumulative loss rates for asset backed securities. This historical loss rate is adjusted for current conditions and reasonable and supportable forecasts. Changes in the allowance for credit losses are recognized in net investment gains (losses) on the consolidated statements of operations.
Mortgage loans
The Company elected the fair value option in accounting for mortgage loans effective January 1, 2023 as targeted transition relief. Under the fair value option, mortgage loans are measured at fair value, and changes in unrealized gains and losses on mortgage loans are reported in net investment gains (losses) on the condensed consolidated statements of operations. Interest income and amortization continue to be recognized in net investment income on the consolidated statements of operations.
Reinsurance
Reinsurance Recoverables

Reinsurance recoverables are carried net of an allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses. The Company develops a historical loss rate using the A.M. Best impairment rate and rating transition study which provides historical loss data of similarly rated reinsurance companies based on the expected duration of the receivables. This historical loss rate is adjusted for current conditions and reasonable and supportable forecasts and consideration of current economic conditions. Changes in the allowance for credit losses are recognized in underwriting, acquisition and insurance expenses on the consolidated statements of operations.
Premiums
Premium receivables are carried net of an allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses. The Company develops a historical loss rate using historical write-offs and aging of receivables. This historical loss rate is adjusted for current conditions, reasonable and supportable forecasts and our ability to cancel coverage on a policy after premium is considered past due. Changes in the allowance for credit losses are recognized in underwriting, acquisition and insurance expenses on the consolidated statements of operations.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.Investments
The following tables set forth the amortized cost and the fair value by investment category at March 31, 2023 and December 31, 2022:

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$46,347	$35	$(1,464)	$—	$44,918
Corporate securities and miscellaneous	278,980	1,571	(18,117)	—	262,434
Municipal securities	73,232	152	(6,045)	—	67,339
Residential mortgage-backed securities	146,830	458	(13,398)	—	133,890
Commercial mortgage-backed securities	55,183	228	(3,229)	—	52,182
Asset-backed securities	117,823	213	(5,662)	—	112,374
Total fixed maturity securities, available-for-sale	$718,395	$2,657	$(47,915)	$—	$673,137
Fixed maturity securities, held-to-maturity:
Asset-backed securities	$48,537	$—	$(3,724)	$(321)	$44,492
Total fixed maturity securities, held-to-maturity	$48,537	$—	$(3,724)	$(321)	$44,492

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
December 31, 2022
Fixed maturity securities, available-for-sale:
U.S. government securities	$50,416	$1	$(1,876)	$48,541
Corporate securities and miscellaneous	255,116	767	(20,754)	235,129
Municipal securities	65,836	24	(8,133)	57,727
Residential mortgage-backed securities	134,844	218	(15,206)	119,856
Commercial mortgage-backed securities	40,129	50	(3,684)	36,495
Asset-backed securities	116,275	91	(6,542)	109,824
Total fixed maturity securities, available-for-sale	$662,616	$1,151	$(56,195)	$607,572
Fixed maturity securities, held-to-maturity:
Asset-backed securities	$52,467	$—	$(5,696)	$46,771
Total fixed maturity securities, held-to-maturity	$52,467	$—	$(5,696)	$46,771

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.Investments (continued)
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at March 31, 2023:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$27,656	$26,956
Due after one year through five years	214,722	205,835
Due after five years through ten years	108,566	99,254
Due after ten years	47,615	42,646
Mortgage-backed securities	202,013	186,072
Asset-backed securities	117,823	112,374
Total	$718,395	$673,137

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at March 31, 2023 consisted entirely of asset backed securities that were not due at a single maturity date.
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$19,722	$(443)	$18,777	$(1,021)	$38,499	$(1,464)
Corporate securities and miscellaneous	107,567	(4,059)	98,368	(14,058)	205,935	(18,117)
Municipal securities	35,247	(1,764)	22,752	(4,281)	57,999	(6,045)
Residential mortgage-backed securities	41,507	(1,919)	65,869	(11,479)	107,376	(13,398)
Commercial mortgage-backed securities	28,658	(869)	11,393	(2,360)	40,051	(3,229)
Asset-backed securities	62,813	(2,636)	35,681	(3,026)	98,494	(5,662)
Total fixed maturity securities, available-for-sale	295,514	(11,690)	252,840	(36,225)	548,354	(47,915)
Fixed maturity securities, held-to-maturity:
Asset-backed securities	1,624	(19)	42,868	(3,705)	44,492	(3,724)
Total fixed maturity securities, held-to-maturity:	1,624	(19)	42,868	(3,705)	44,492	(3,724)
Total	$297,138	$(11,709)	$295,708	$(39,930)	$592,846	$(51,639)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.Investments (continued)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Fixed maturity securities, available-for-sale:
U.S. government securities	$28,966	$(603)	$18,577	$(1,273)	$47,543	$(1,876)
Corporate securities and miscellaneous	171,506	(16,063)	34,283	(4,691)	205,789	(20,754)
Municipal securities	51,701	(7,236)	3,689	(897)	55,390	(8,133)
Residential mortgage-backed securities	56,246	(4,152)	52,778	(11,054)	109,024	(15,206)
Commercial mortgage-backed securities	25,836	(1,488)	8,583	(2,196)	34,419	(3,684)
Asset-backed securities	74,684	(3,351)	25,820	(3,191)	100,504	(6,542)
Total fixed maturity securities, available-for-sale	408,939	(32,893)	143,730	(23,302)	552,669	(56,195)
Fixed maturity securities, held-to-maturity:
Asset-backed securities	46,771	(5,696)	—	—	46,771	(5,696)
Total fixed maturity securities, held-to-maturity:	46,771	(5,696)	—	—	46,771	(5,696)
Total	$455,710	$(38,589)	$143,730	$(23,302)	$599,440	$(61,891)

The Company regularly monitors its available-for-sale fixed maturity securities that have fair values less than cost or amortized cost for signs of impairment, an assessment that requires significant management judgment regarding the evidence known. Such judgments could change in the future as more information becomes known, which could negatively impact the amounts reported. Among the factors that management considers for fixed maturity securities are the financial condition of the issuer including receipt of scheduled principal and interest cash flows, and intent to sell, including if it is more likely than not that the Company will be required to sell the investments before recovery.
As of March 31, 2023, the Company had 551 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company determined that no credit impairment existed in the gross unrealized holding losses because the credit ratings of these securities were consistent with the credit ratings when purchased and/or at origination, there were no adverse changes in financial condition of the issuer and no adverse credit quality events in underlying assets. The Company attributed the unrealized losses to the changes in interest rates.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.Investments (continued)
The following table sets forth the components of net investment gains (losses) for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Gross realized gains
Fixed maturity securities, available-for sale	$493	$16
Equity securities	1,227	1,830
Other	1	31
Total	1,721	1,877
Gross realized losses
Fixed maturity securities, available-for sale	(237)	(276)
Equity securities	(4,289)	(654)
Other	(1)	(16)
Total	(4,527)	(946)
Net unrealized gains (losses) on investments
Equity securities	3,745	(5,369)
Mortgage loans	22	—
Net investment gains (losses)	$961	$(4,438)

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Fixed maturity securities, available-for sale	$8,392	$7,575
Equity securities	13,325	11,966

The following table sets forth the components of net investment income for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Income:
Fixed maturity securities, available-for sale	$6,676	$3,224
Fixed maturity securities, held-to-maturity	1,003	1,937
Equity securities	726	738
Equity method investments	(4,664)	9,210
Mortgage loans	1,473	818
Indirect loans	(1,319)	1,657
Short-term investments and cash	1,789	27
Other	(20)	7
Total investment income	5,664	17,618
Investment expenses	(1,018)	(2,469)
Net investment income	$4,646	$15,149

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.Investments (continued)
The following table sets forth the change in net unrealized gains (losses) on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Fixed maturity securities	$9,786	$(20,764)
Deferred income taxes	(2,045)	4,360
Total	$7,741	$(16,404)

3.Fair Value Measurements
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
The Company uses data primarily provided by third-party investment managers or pricing vendors to determine the fair value of its investments. Periodic analyses are performed on prices received from third parties to determine whether the prices are reasonable estimates of fair value. The analyses include a review of month-to-month price fluctuations and, as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security.
The Company classifies its financial instruments into the following three-level hierarchy:
Level 1 - Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2 - Inputs are other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.Fair Value Measurements (continued)
Mortgage loans
Mortgage loans have variable interest rates and are collateralized by real property. The Company determines fair value of mortgage loans using the income approach utilizing inputs that are observable and unobservable (Level 3). The unobservable input consists of the spread applied to a prime rate used to discount cash flows. The spread represents the incremental cost of capital based on the borrower’s ability to make future payments and the value of the collateral relative to the loan balance and is subject to judgement and uncertainty.
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of March 31, 2023:

March 31, 2023
High	9.50%
Low	2.05%
Weighted average	5.85%

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.Fair Value Measurements (continued)
The following tables set forth the Company’s investments within the fair value hierarchy at March 31, 2023 and December 31, 2022:

March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,918	$—	$—	$44,918
Corporate securities and miscellaneous	—	262,434	—	262,434
Municipal securities	—	67,339	—	67,339
Residential mortgage-backed securities	—	133,890	—	133,890
Commercial mortgage-backed securities	—	52,182	—	52,182
Asset-backed securities	—	112,374	—	112,374
Total fixed maturity securities, available-for-sale	44,918	628,219	—	673,137
Fixed maturity securities, held-to-maturity:
Asset-backed securities	—	—	44,492	44,492
Total fixed maturity securities, held-to-maturity	—	—	44,492	44,492
Common stocks:
Consumer discretionary	1,965	—	—	1,965
Consumer staples	13,116	—	—	13,116
Energy	2,947	—	—	2,947
Finance	19,088	—	—	19,088
Industrial	11,244	—	—	11,244
Information technology	2,912	—	—	2,912
Materials	3,253	—	—	3,253
Other	2,292	—	—	2,292
Total common stocks	56,817	—	—	56,817
Preferred stocks:
Consumer staples		473	—	473
Finance		3,979	—	3,979
Industrial	—	1,135	—	1,135
Other	—	735	—	735
Total preferred stocks	—	6,322	—	6,322
Mutual funds:
Fixed income	5,191	—	—	5,191
Equity	51,615	—	—	51,615
Commodity	520	—	—	520
Total mutual funds	57,326	—	—	57,326
Total equity securities	114,143	6,322	—	120,465
Mortgage loans	—	—	42,335	42,335
Short-term investments	287,351	—	—	287,351
Total investments	$446,412	$634,541	$86,827	$1,167,780

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.Fair Value Measurements (continued)

December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$48,541	$—	$—	$48,541
Corporate securities and miscellaneous	—	235,129	—	235,129
Municipal securities	—	57,727	—	57,727
Residential mortgage-backed securities	—	119,856	—	119,856
Commercial mortgage-backed securities	—	36,495	—	36,495
Asset-backed securities	—	109,824	—	109,824
Total fixed maturity securities, available-for-sale	48,541	559,031	—	607,572
Fixed maturity securities, held-to-maturity:
Asset-backed securities	—	—	46,771	46,771
Total fixed maturity securities, held-to-maturity:	—	—	46,771	46,771
Common stocks:
Consumer discretionary	1,948	—	—	1,948
Consumer staples	12,036	—	—	12,036
Energy	3,241	—	—	3,241
Finance	22,636	—	—	22,636
Industrial	9,452	—	—	9,452
Information technology	2,284	—	—	2,284
Materials	2,820	—	—	2,820
Other	1,579	—	—	1,579
Total common stocks	55,996	—	—	55,996
Preferred stocks:
Consumer staples	—	117	—	117
Finance	—	7,085	—	7,085
Industrial	—	1,020	—	1,020
Other	—	549	—	549
Total preferred stocks	—	8,771	—	8,771
Mutual funds:
Fixed income	5,068	—	—	5,068
Equity	49,773	—	—	49,773
Commodity	561	—	—	561
Total mutual funds	55,402	—	—	55,402
Total equity securities	111,398	8,771	—	120,169
Mortgage loans	—	—	52,842	52,842
Short-term investments	121,158	—	—	121,158
Total investments	$281,097	$567,802	$99,613	$948,512

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.Fair Value Measurements (continued)
The following table sets forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the three months ended March 31, 2023:

($ in thousands)	Mortgage Loans
Balance at December 31, 2022	$52,842
Total gains for the period recognized in net investment gains (losses)	$22
Issuances	$892
Settlements	(11,421)
Balance at March 31, 2023	$42,335
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$(14)

The Company measures certain assets, including investments in indirect loans and loan collateral, equity method investments and other invested assets, at fair value on a nonrecurring basis only when they are deemed to be impaired.
In addition to the preceding disclosures on assets and liabilities recorded at fair value in the consolidated balance sheets, the Company is also required to disclose the fair values of certain other financial instruments for which it is practicable to estimate fair value. Estimated fair value amounts, defined as the quoted market price of a financial instrument, have been determined using available market information and other appropriate valuation methodologies. However, considerable judgements are required in developing the estimates of fair value where quoted market prices are not available. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of March 31, 2023, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.Fair Value Measurements (continued)
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes Payable
Term loan, due December 31, 2024	$—	$—	$50,000	$50,000
Revolving credit facility	50,000	50,000	—	—
Notes payable	$50,000	$50,000	$50,000	$50,000
Subordinated Debt
Junior subordinated interest debentures	$59,149	$59,794	$59,137	$59,794
Unsecured subordinated notes	19,480	18,622	19,472	18,934
Subordinated debt, net of debt issuance costs	$78,629	$78,416	$78,609	$78,728

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.
4.Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”), managed by Arena Investors, LP (“Arena”), which is affiliated with The Westaim Corporation (“Westaim”) who, directly and through Westaim HIIG LP (a limited partnership controlled by Westaim), is the Company’s largest shareholder. As of March 31, 2023 and December 31, 2022, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed rate above a prime rate, mature in approximately 1 to 2 years from loan origination and the principal amounts of the loans range between 40% to 80% property’s appraised value at the time the loans were made. Mortgage loan participations are carried at cost adjusted for unamortized premiums, discounts, and loan fees.
The carrying value of the Company’s mortgage loans as of March 31, 2023 and December 31, 2022 were as follows:

($ in thousands)	March 31, 2023	December 31, 2022
Retail	$15,568	$16,516
Industrial	—	6,329
Commercial	16,086	15,309
Multi-family	2,596	5,593
Office	3,210	3,197
Hospitality	4,875	4,915
	$42,335	$51,859

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.Mortgage Loans (continued)
The Company’s gross investment income for mortgage loans for the three months ended March 31, 2023 and 2022 were as follows:

($ in thousands)	2023	2022
Retail	$595	$359
Commercial	494	210
Multi-family	117	69
Office	106	166
Hospitality	161	14
	$1,473	$818

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three months ended March 31, 2023 and 2022.
As of March 31, 2023 and December 31, 2022, approximately $0.0 million and $6.4 million of mortgage loans, respectively, were in the process of foreclosure. The carrying value of the mortgage loans in foreclosure is the lower of cost adjusted for unamortized premiums, discounts, and loan fees or the fair value of the collateral less costs to sell.
5.Other Long-Term Investments
Equity Method Investments
The Company’s ownership interests in most of its equity method investments range from approximately 3% to less than 50% where the Company has significant influence but not control.
The carrying value of the Company’s equity method investments as of March 31, 2023 and December 31, 2022 were as follows:

($ in thousands)	March 31, 2023	December 31, 2022
Arena SOP LP units	$6,683	$8,734
Arena Special Opportunities Fund, LP units	42,701	44,504
Brewer Lane Ventures Fund II LP units	390	200
Dowling Capital Partners LP units	2,231	1,965
Hudson Ventures Fund 2 LP units	3,391	3,551
JVM Funds LLC units	21,698	22,473
RISCOM	4,118	4,037
Universa Black Swan LP units	770	1,325
	$81,982	$86,789

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.Other Long-Term Investments (continued)
The following table sets forth the components of net investment (loss) income from equity method investments for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Arena SOP LP units	$(2,051)	$6,117
Arena Special Opportunities Fund, LP units	(1,730)	2,804
Dowling Capital Partners LP units	267	514
Hudson Ventures Fund 2 LP units	(255)	64
JVM Funds LLC	(420)	186
RISCOM	81	18
Universa Black Swan LP units	(556)	(493)
	$(4,664)	$9,210

The following table sets forth the unfunded commitment of equity method investments as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Brewer Lane Ventures Fund II LP units	$4,610	$4,800
Dowling Capital Partners LP units	386	386
Hudson Ventures Fund 2 LP units	1,701	1,796
	$6,697	$6,982

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Investment in RISCOM:
Underlying equity	$2,434	$2,292
Difference	1,684	1,745
Recorded investment balance	$4,118	$4,037

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Investment in JVM Funds LLC:
Underlying equity	$20,828	$21,565
Difference	870	908
Recorded investment balance	$21,698	$22,473

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.Other Long-Term Investments (continued)
Investment in Bank Holding Company
The Company carries its investment in Captex Bancshares at cost, less impairment or observable changes in price. The Company reviews these investments for impairment or observable changes in price during each reporting period. There were no impairments or observable changes in price during the three months ended March 31, 2023 and the year ended December 31, 2022.
Investment in Indirect Loans and Loan Collateral
As of March 31, 2023 and December 31, 2022, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value and unfunded commitment of the SMA1 and SMA2 as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
($ in thousands)	Carrying Value	Unfunded Commitment	Carrying Value	Unfunded Commitment
SMA1	$34,654	$—	$36,426	$—
SMA2(1)	(1,652)	—	2,010	—
Investment in indirect loans and loan collateral	$33,002	$—	$38,436	$—

(1)The carrying value of SMA2 is negative as of March 31, 2023 due to distribution in-transit.
Investment in Trust
The Company carries its investment in the common stock of the Delos Capital Trust n/k/a HIIG Capital Trust I (“Trust”) at cost. There were no impairments or observable changes in price during the three months ended March 31, 2023 and 2022.
6.Allowance for Credit Losses
Premiums Receivable
The following table sets forth the changes in the allowance for expected credit losses for the three months ended March 31, 2023.

($ in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$629
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023	—
Current period change for estimated uncollectible premiums	409
Write-offs of uncollectible premiums receivable	(56)
Balance at March 31, 2023	$982

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.Allowance for Credit Losses (continued)
Reinsurance Recoverables
The Company analyzes the credit risk associated with its reinsurance recoverables by monitoring the financial strength rating of its reinsurers from A.M. Best, a widely recognized rating agency with an exclusive insurance industry focus. The Company assesses the financial strength rating annually and updated throughout the year as A.M. Best provides updates on ratings and outlooks. The Company assesses the adequacy of various forms of credit enhancements such as reinsurance payables, letters of credit and funds held. A summary of the Company’s reinsurance recoverables net of credit enhancements by A.M. Best rating as of March 31, 2023 was as follows:

A.M. Best Rating	March 31, 2023
A- and above	98.5%
B++ to B+	1.4
Not rated	0.1

The Company considers reinsurance balances to be past due when it is 90 days past due. The following table sets forth the changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2023:

($ in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$—
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023	2,295
Current period change for estimated uncollectible reinsurance	—
Balance at March 31, 2023	$2,295

7.Notes Payable
The Company entered into an agreement to obtain a new unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of participating banks during the three months ended March 31, 2023. The Revolving Credit Facility provided the Company with up to a $150.0 million revolving credit facility, with an accordion that can increase the capacity by $50.0 million, and a letter of credit sub-facility of up to $30.0 million.
During the three months ended March 31, 2023, the Company drew $50.0 million on the Revolving Credit Facility and used the proceeds to pay off the principal on its existing term loan. The Company subsequently terminated the existing term loan and revolving line of credit.
The interest rate on the Revolving Credit Facility was the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points.
The Company was subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of March 31, 2023, the Company was in compliance with all covenants.
8.Stockholders’ Equity
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.Stockholders’ Equity (continued)
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
The Company completed its IPO on January 18, 2023. The underwriters exercised in full their option to purchase 1,342,857 additional shares of common stock from the selling stockholders, at a price per share of $15.00. The Company’s net proceeds from the IPO were approximately $62.4 million, after deducting underwriting discounts and specific incremental expenses directly attributable to the IPO.
Upon the closing of its IPO, the Company filed an amended and restated certificate of incorporation which, among other things, increased the number of authorized shares consisting of 500,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
Preferred Shares Conversion
The Preferred Shares had preference in liquidation over common stock in the amount of the face value of $50.00 per share and any declared but unpaid dividends to related common shares at the applicable conversion rate. The Preferred Shares provided the holder the option at any time to convert the Preferred Shares into common stock based on the Option Conversion Rate. At December 31, 2022, the Company had 1,969,660 Preferred Shares that could be converted to 16,305,113 common shares based on a conversion price equal to $6.04 per common share.
The Preferred Shares were subject to mandatory conversion upon the closing of an IPO at the Mandatory Conversion Rate. At December 31, 2022, the Mandatory Conversion Rate allowed the holder of the Preferred Shares the right to convert into common stock based on a conversion price equal to $6.04 per common share. On January 18, 2023, the 1,969,660 Preferred Shares converted to 16,305,113 shares of common stock upon the Company’s closing of its IPO.
9.Income Taxes
The following table set forth the Company’s income tax expense and effective tax rates for the three months ended March 31, 2023 and 2022:

($ in thousands	2023	2022
Income tax expense	$4,166	$4,269
Effective tax rate	21.1%	20.7%

The effective tax rate will differ from the statutory rate of 21 percent due to permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income and dividends-received deduction.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses as reported in the condensed consolidated balance sheets as of and for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Reserves for losses and LAE, beginning of period	$1,141,757	$979,549
Less: reinsurance recoverable on unpaid claims, beginning of period	(435,986)	(381,338)
Reserves for losses and LAE, beginning of period, net of reinsurance	705,771	598,211
Incurred, net of reinsurance, related to:
Current period	115,142	89,989
Prior years	—	—
Total incurred, net of reinsurance	115,142	89,989
Paid, net of reinsurance, related to:
Current period	8,744	10,605
Prior years	68,745	62,959
Total paid	77,489	73,564
Net reserves for losses and LAE, end of period	743,424	614,636
Plus: reinsurance recoverable on unpaid claims, end of period	429,752	385,146
Reserves for losses and LAE, end of period	$1,173,176	$999,782

11.Commission and Fee Income
Skyward Underwriters Agency, Inc. (“SUA”), a subsidiary of the Company, is a managing general insurance agent and reinsurance broker for property and casualty and accident and health risks in specialty niche markets. Commission and fee income is primarily generated from SUA for the placement of insurance policies on either a third-party insurance or reinsurance company.
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
SUA commission revenue	$857	$624
SUA fee income	456	(159)
Other	179	(235)
Total commission and fee income	$1,492	$230

The Company’s contract assets from commission and fee income as of March 31, 2023 and December 31, 2022 were $1.3 million and $1.3 million, respectively. Contract assets were $0.8 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively.
12.Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Amortization of policy acquisition costs	$21,235	$13,421
Other operating and general expenses	30,420	27,113
Total underwriting, acquisition and insurance expenses	$51,655	$40,534

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.Reinsurance
Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. The Company remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The following table sets forth the effects of reinsurance on premiums written and earned for the three months ended March 31, 2023 and 2022:

	2023		2022
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$308,213	$262,658	$248,635	$222,637
Assumed premiums	52,285	39,131	34,007	26,595
Ceded premiums	(158,357)	(118,958)	(147,241)	(107,506)
Net premiums	$202,141	$182,831	$135,401	$141,726
Ceded losses and LAE incurred		$64,794		$61,527

The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Unpaid losses and loss adjustment expenses ceded	$429,752	$435,986
Paid losses and loss adjustment expense ceded	107,463	107,228
Loss portfolio transfer	35,584	38,145
Allowance for credit losses	(2,295)	—
Reinsurance recoverables	$570,504	$581,359
Ceded unearned premium	$197,044	$157,645

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At March 31, 2023, the market value of these accounts was approximately $127.1 million. The agreements provide that, as was customary in the past, the reinsurer will continue claim payment reimbursements without disturbing the trust balances. The trust amount will be adjusted periodically, by mutual agreement, based on loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at March 31, 2023 and December 31, 2022 was $36.8 million and $41.8 million, respectively, and was included in other assets on the condensed consolidated balance sheets.
14.Stock Based Compensation
On September 23, 2022, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved the Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which became effective on January 12, 2023. The 2022 Plan provides for the granting of restricted stock, restricted stock units, performance stock units, stock options as well as cash-based performance awards, to select employees and non-employee directors of the Company. The 2022 Plan stated that 3,200,516 shares of common stock were available for issuance.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.Stock Based Compensation (continued)
In December 2020, the Compensation Committee approved a Long Term Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of restricted stock, restricted stock units and performance stock units (collectively “restricted stock units” or “stock units”), as well as cash-based performance awards, to select employees and non-employee directors of the Company.
The Compensation Committee granted 1,073,494 and 191,691 restricted stock and restricted stock units during the three months ended March 31, 2023 and 2022, under the 2022 Plan and 2021 Plans, respectively. Members of the Board of Directors were granted 3,332 and 15,196 restricted stock during the three months ended March 31, 2023 and 2022, respectively, with a service period of 1 year. The fair value of restricted stock and restricted stock units under the 2022 Plan for awards granted at the time of the Company’s IPO were granted at the IPO price of $15.00 per share. The fair value of subsequent grants were equal to the closing stock price on the date the restricted stock units were granted.
The Compensation Committee granted 759,990 stock options during the three months ended March 31, 2023. The grant date fair value of the options was determined using the Black-Scholes model where the term was the contractual term of 10 years less the weighted average service period. The volatility was determined based on the historical volatility of comparable publicly traded insurance companies.
The restricted stock and restricted stock units granted to employees and the Board of Directors during the three months ended March 31, 2023 and 2022 were valued at approximately $17.0 million and $2.5 million, respectively, based on the grant date fair value. The stock options granted to employees during the three months ended March 31, 2023 were valued at approximately $4.4 million based on the grant date fair value.
The following table sets forth the Company’s equity awards, target payout ranges and authorized target restricted stock and stock units for the three months ended March 31, 2023 and 2022:

	Award Payout Range	Requisite Service Period	Target Stock and Stock Units
Three months ended March 31, 2023
Market condition awards	0%–150%	3 years	37,622
Performance condition awards	0%–150%	3 years	91,350
Service condition awards	N/A	1–4 years	944,522
Stock options	N/A	3–4 years	759,990
			1,833,484
Three months ended March 31, 2022
Market condition awards	0%–150%	3 years	28,495
Performance condition awards	0%–150%	3 years	26,214
Service condition awards	N/A	1–3 years	136,982
			191,691

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.Stock Based Compensation (continued)
The following table sets forth option activity for the three months ended March 31, 2023:

	Weighted-Average Exercise Price	Stock
Outstanding at January 1, 2023		—
Granted	$15.00	759,990
Exercised		—
Forfeited		—
Outstanding at March 31, 2023	$15.00	759,990

The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The aggregate intrinsic value of options outstanding at March 31, 2023 was $5.2 million. The weighted-average remaining contractual life of the options outstanding at March 31, 2023 was 9.8 years.
The following table sets forth the Company’s restricted stock and restricted stock units activity for the three months ended March 31, 2023 and 2022:

	Weighted-Average Grant-Date Fair Value	Stock and Stock Units
Non-vested at January 1, 2023	$12.55	419,896
Granted	15.85	1,073,494
Vested	12.91	(32,496)
Forfeited	15.10	(7,459)
Non-vested at March 31, 2023	$14.97	1,453,435

Non-vested at January 1, 2022	$13.23	375,643
Granted	13.16	191,691
Vested	12.47	(55,851)
Forfeited	$—	—
Non-vested at March 31, 2022	$13.28	511,483

The total fair value of shares vested at March 31, 2023 and 2022 were $0.7 million and $0.7 million, respectively.
As of March 31, 2023 the total unrecognized compensation cost related to non-vested, share-based compensation awards was $22.2 million and the weighted average period over which that cost is expected to be recognized is 2.1 years. For the three months ended March 31, 2023 and 2022, the Company recognized $1.9 million and $0.5 million, respectively, of stock based compensation expense.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.Earnings Per Share
The following table sets forth a reconciliation of the numerator and denominator of basic and diluted earnings per share computations contained in the period-ended consolidated financial statements for the three months ended March 31, 2023 and 2022:

($ in thousands, except for share and per share amounts)	2023	2022
Numerator
Net income	$15,556	$16,311
Less: Undistributed income allocated to participating securities	(1,274)	(7,823)
Net income attributable to common shareholders (numerator for basic earnings per share)	14,282	8,488
Add back: Undistributed income allocated to participating securities	1,274	7,823
Net income (numerator for diluted earnings per share under the two-class method)	$15,556	$16,311
Denominator
Basic weighted-average common shares	32,848,243	16,376,720
Preferred shares (if converted method)	2,931,256	15,092,585
Contingently issuable instruments (treasury stock method)	708,746	714,185
Market condition awards (contingently issuable)	87,750	40,460
Performance awards (contingently issuable)	38,441	32,362
Restricted stock units (treasury stock method)	318,421	155,995
Options (treasury stock method)	19,216	—
Diluted weighted-average common share equivalents	36,952,073	32,412,307
Basic earnings per share	$0.43	$0.52
Diluted earnings per share	$0.42	$0.50

The Company’s preferred shares participate in dividends and distributions with common stock on an as-converted basis and represent a participating security. Instruments awarded to employees that provide the holder the right to purchase common stock at a fixed price were included as potential common shares, weighted for the portion of the period they were granted, if dilutive.
Anti-dilutive instruments are excluded from the calculation of diluted weighted-average common share equivalents as they would have an anti-dilutive impact. The following table sets forth the weighted-average instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the three months ended March 31, 2023 and 2022.

	2023	2022
Contingently issuable instruments (treasury stock method)	345,764	—
Market condition awards (contingently issuable)	13,795	—
Performance awards (contingently issuable)	40,080	—
Restricted stock units (treasury stock method)	390,076	—
Options (treasury stock method)	333,551	—

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.Earnings Per Share (continued)
The Company’s common and preferred shares financed by stock notes are contingently issuable instruments where the holder must return, all or part of, the shares if the stock notes are not paid off. The following table sets forth common share equivalents of contingently issuable instruments (in shares) that were excluded from basic earnings per share for the three months ended March 31, 2023 and 2022:

	2023	2022
Common shares	1,054,510	183,604
Preferred shares, if converted	—	1,216,389
Total	1,054,510	1,399,993

The impact of the contingently issuable instruments on diluted earnings per share was calculated using the treasury stock method and included in the reconciliation of the denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2023 and 2022.
16.Related Party Transactions
Westaim
As of March 31, 2023 and December 31, 2022, Westaim and Westaim HIIG LP owned 39.0% and 44.5%, respectively, of the Company’s common stock. The changes in ownership percentage were primarily due to the IPO and conversion of preferred stock to common stock.
The Company’s investment in Westaim is included in equity securities on the consolidated balance sheets. The unrealized loss on this investment as of March 31, 2023 and December 31, 2022 were $1.5 million and $2.3 million, respectively.
Prior to the closing of the IPO, Westaim performed consulting and certain other services for the Company pursuant to a Management Services Agreement. This agreement terminated pursuant to its terms upon the closing of the IPO.
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premium and gross commission expense related to these agreements for the three months ended March 31, 2023 and 2022 were as follows:

($ in thousands)	2023	2022
Net earned premium	$22,185	$21,018
Commissions	6,853	7,348

Premiums receivable as of March 31, 2023 and December 31, 2022 were $17.6 million and $9.9 million, respectively.
Reinsurance
The Company has reinsurance agreements with Everest Re, an affiliate of Mt. Whitney Securities, LLC, which was a limited partner of Westaim HIIG LP through November 30, 2022, and holder of preferred shares. During the three months ended March 31, 2023, Mt. Whitney Securities divested their entire ownership of the Company’s equity securities. Reinsurance premiums ceded during the three months ended March 31, 2022 related to the agreement were $19.6 million. Reinsurance recoverable from Everest Re, net of premium payables at December 31, 2022 were $177.5 million.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated shareholders and directors for the three months ended March 31, 2023 and 2022 were $2.1 million and $0.7 million, respectively.
See Note 4 and 5 for investments involving affiliated companies and additional related party transactions.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
17.Commitments and Contingencies
Litigation
The Company is named as a defendant in various legal actions arising from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and loss adjustment expense reserves. Also, from time to time, the Company is a defendant in various legal actions that relate to bad faith claims, disputes with third parties or that involve alleged errors and omissions. The Company records accruals for these items to the extent the losses are probable and reasonably estimable. Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from outside legal counsel, the Company’s management believes the resolution of any such matters will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Indemnification
In conjunction with the sale of business assets and subsidiaries, the Company has provided indemnifications to certain of the buyers. Certain indemnifications cover typical representations and warranties related to the responsibilities to perform under the sales contracts. The amount of potential exposure covered by the indemnifications is difficult to determine because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. At this time, the Company does not have reason to believe any such significant claims exist.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “Skyward Specialty” as used below refers only to Skyward Specialty Insurance Group, Inc. and the terms “our Company,” “we,” “us,” and “our” as used below refer to Skyward Specialty Insurance Group and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31 for the time period then ended. Select insurance and accounting terms for Skyward Specialty are defined in the section entitled “Select Insurance and Financial Terms” included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

Overview
Founded in 2006, Skyward Specialty is a specialty insurance company incorporated in Delaware. We have one reportable segment through which we offer a broad array of commercial property and casualty products and solutions on a non-admitted (or E&S) and admitted basis, predominantly in the United States. We focus our business on markets that are underserved, dislocated and/or for which standard insurance coverages are insufficient or inadequate to meet the needs of businesses, including our customers and prospective customers operating in these markets. Our customers typically require highly specialized, customized underwriting solutions and claims capabilities. As such, we develop and deliver tailored insurance products and services to address each of the niche markets we serve.
Each of our eight distinct underwriting divisions has dedicated underwriting leadership supported by high-quality technical staff with deep experience in their respective niches. We believe this structure and expertise allows us to serve the needs of our customers effectively and be a value-add partner to our distributors, while earning attractive risk-adjusted returns.
All of our insurance company subsidiaries are group rated and have financial strength ratings of “A-” (Excellent) from the A.M. Best Company.
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
Return on equity is annualized net income as a percentage of average beginning and ending stockholders’ equity.
Adjusted return on equity is a non-GAAP financial measure defined as annualized adjusted operating income as a percentage of average beginning and ending stockholders’ equity during the applicable period. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted return on equity to return on equity, which is the most directly comparable financial metric prepared in accordance with GAAP.
Tangible stockholders’ equity is a non-GAAP financial measure defined as stockholders’ equity less goodwill and intangible assets. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of tangible stockholders’ equity to stockholders’ equity, which is the most directly comparable financial metric prepared in accordance with GAAP.

Return on tangible equity is a non-GAAP financial measure defined as annualized net income as a percentage of average beginning and ending tangible stockholders’ equity during the applicable period. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of return on tangible equity to return on equity, which is the most comparable financial metric prepared in accordance with GAAP.
Adjusted return on tangible equity is a non-GAAP financial measure defined as annualized adjusted operating income as a percentage of average beginning and ending tangible stockholders’ equity during the applicable period.
Results of Operations
The following table summarizes our results for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Gross written premiums	$360,498	$282,642
Ceded written premiums	(158,357)	(147,241)
Net written premiums	202,141	135,401
Net earned premiums	182,831	141,726
Commission and fee income	1,492	230
Losses and LAE	114,900	89,989
Underwriting, acquisition and insurance expenses	51,655	40,534
Underwriting income(1)	$17,768	$11,433

Net investment income	$4,646	$15,149
Net investment gains (losses)	$961	$(4,438)
Income before federal income tax	$19,722	$20,580
Net income	$15,556	$16,311
Adjusted operating income(1)	$15,486	$19,817

Loss and LAE ratio	62.8%	63.5%
Expense ratio	27.4%	28.4%
Combined ratio	90.2%	91.9%

Adjusted loss and LAE ratio(1)	62.9%	63.5%
Expense ratio	27.4%	28.4%
Adjusted combined ratio(1)	90.3%	91.9%

Annualized return on equity	13.4%	15.3%
Annualized return on tangible equity(1)	16.6%	19.4%
Annualized adjusted return on equity(1)	13.3%	18.5%
Annualized adjusted return on tangible equity(1)	16.5%	23.6%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2
Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income (Loss)
The following table provides a reconciliation of adjusted operating income to net income for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023		2022
	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$19,722	$15,556	$20,580	$16,311
Add:
Other expenses	1,114	880	—	—
Less:
Net impact of loss portfolio transfer	242	191	—	—
Net investment gains (losses)	961	759	(4,438)	(3,506)
Adjusted operating income	$19,633	$15,486	$25,018	$19,817

Underwriting income (loss)
The following table provides a reconciliation of underwriting income (loss) to income (loss) before federal income tax for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Income before federal income tax	$19,722	$20,580
Add:
Interest expense	2,152	1,177
Amortization expense	387	387
Other expenses	1,114	—
Less:
Net investment income	4,646	15,149
Net investment gains (losses)	961	(4,438)
Underwriting income	$17,768	$11,433

Adjusted Loss Ratio / Adjusted Combined Ratio
The following table provides a reconciliation of the adjusted loss and LAE ratio and adjusted combined ratio to the loss and LAE ratio and combined ratio for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Net earned premiums	$182,831	$141,726

Losses and LAE	114,900	89,989
Less: Pre-tax net impact of loss portfolio transfer	242	—
Adjusted losses and LAE	$115,142	$89,989

Loss ratio	62.8%	63.5%
Less: Net impact of LPT	(0.1)%	0.0%
Adjusted Loss Ratio	62.9%	63.5%

Combined ratio	90.2%	91.9%
Less: Net impact of LPT	(0.1)%	0.0%
Adjusted Combined Ratio	90.3%	91.9%

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Stockholders' equity	$507,146	$428,619
Less: Goodwill and intangible assets	89,503	90,970
Tangible stockholders' equity	$417,643	$337,649

Adjusted Return on Equity
The following table provides a reconciliation of adjusted return on equity to return on equity for the periods ended March 31, 2023 and 2022:

($ in thousands)	2023	2022
Numerator: adjusted operating income	$15,486	$19,817
Denominator: average stockholders’ equity	$467,883	$427,350
Adjusted return on equity	13.3%	18.5%

Return on Tangible Equity
Return on tangible equity for the periods ended March 31, 2023 and 2022 reconciles to return on equity as follows:

($ in thousands)	2023	2022
Numerator: net income	$15,556	$16,311
Denominator: average tangible stockholders’ equity	$377,646	$336,197
Return on tangible equity	16.6%	19.4%

Adjusted Return on Tangible Equity
Adjusted return on tangible equity for the periods ended March 31, 2023 and 2022 reconciles to return on equity as follows:

($ in thousands)	2023	2022
Numerator: adjusted operating income	$15,486	$19,817
Denominator: average tangible stockholders’ equity	$377,646	$336,197
Adjusted return on tangible equity	16.5%	23.6%

Underwriting Results
Premiums
The following table presents gross written premiums by underwriting division for the three months ended March 31, 2023 and 2022:

($ in thousands)	2023	2022	Change	% Change
Global Property & Agriculture	$74,340	$53,192	$21,148	39.8%
Industry Solutions	67,633	63,530	4,103	6.5%
Programs	48,699	47,510	1,189	2.5%
Captives	46,080	38,045	8,035	21.1%
Accident & Health	36,013	32,583	3,430	10.5%
Professional Lines	33,172	16,867	16,305	96.7%
Transactional E&S	29,617	11,870	17,747	149.5%
Surety	24,701	16,252	8,449	52.0%
Total continuing business	$360,255	$279,849	$80,406	28.7%
Exited business	243	2,793	(2,550)	(91.3%)
Total gross written premiums	$360,498	$282,642	$77,856	27.5%

The quarter to date 2023 increase in gross written premiums, when compared to the same 2022 period, was primarily driven by double-digit premium growth in our global property and agriculture, transactional E&S, professional lines, surety and captives underwriting divisions. The gross written premium increases were primarily driven by (i) new business, (ii) rate increases, and (iii) the addition of new products and units in global property and agriculture, professional lines and captives.
Net earned premiums were $182.8 million for the three months ended March 31, 2023, compared to $141.7 million for the same 2022 period, an increase of $41.1 million or 29.0%. The increase in net earned premiums was primarily driven by the same reasons that drove the increase in gross written premiums discussed above. For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in in this Item 2.

Losses and LAE
The following table sets forth the components of the loss and LAE ratio and adjusted loss and LAE ratio for the three months ended March 31, 2023 and 2022:

	2023		2022
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$111,902	61.1%	$89,989	63.5%
Cat loss and LAE(1)	3,240	1.8%	—	0.0%
Prior accident year development - LPT	(242)	(0.1)%	—	0.0%
Total losses and LAE	$114,900	62.8%	$89,989	63.5%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$111,902	61.1%	$89,989	63.5%
Cat loss and LAE(1)	3,240	1.8%	—	—%
Total adjusted losses and LAE(2)	$115,142	62.9%	$89,989	63.5%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 2
The loss and LAE ratio improved 0.7 points when compared to the same 2022 period. Catastrophe losses from wind and hail events, including tornadoes, added 1.8 points to the current quarter loss ratio compared to the first quarter of 2022, which was not impacted by catastrophe losses. The non-cat loss and LAE ratio improved 2.4 points when compared to the same 2022 period primarily driven by the continued run-off of exited business and the shift in the mix of business.
Expense Ratio
The following table sets forth the components of the expense ratio for the three months ended March 31, 2023 and 2022:

	2023		2022
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$21,235	11.6%	$13,421	9.5%
Other operating and general expenses	30,420	16.6%	27,113	19.1%
Underwriting, acquisition and insurance expenses	51,655	28.2%	40,534	28.6%
Less: commission and fee income	1,492	(0.8%)	230	(0.2%)
Total net expenses	$50,163	27.4%	$40,304	28.4%

The expense ratio for the quarter improved 1.0 point when compared to the same 2022 period. The improvement was driven by (i) improvement in the other operating and general expenses ratio due to the increase in earned premiums and (ii) an increase in commission and fee income when compared to the same 2022 period. Partially offsetting the improvement was an increase in the net policy acquisition expense ratio due to the shift in our mix of business.
The expense ratio for the first quarter 2023 excludes the impact of our initial public offering (“IPO”) related stock compensation which is reported in other expenses in our condensed consolidated statements of operations and comprehensive (loss) income.

Investment Results
The following table sets forth the components of net investment income and net investment gains (losses) for the three months ended March 31, 2023 and 2022:

	2023		2022
($ in thousands)	Net Investment Income	Annualized Net Yield	Net Investment Income	Annualized Net Yield
Short-term and money market investments	$1,780	3.5%	$3	—%
Core fixed income	6,339	3.7%	2,987	2.7%
Opportunistic fixed income	(3,141)	(6.8)%	11,447	25.7%
Equities	(333)	(0.8)%	710	1.7%
Net investment income(1)	$4,645	1.5%	$15,147	6.2%
Net unrealized gains (losses) on securities still held	$3,767		$(5,369)
Net realized (losses) gains	(2,806)		931
Net investment gains (losses)	$961		$(4,438)

(1) Excludes operating cash of $1 and $2, respectively.
Net investment income for the first quarter 2023 decreased $10.5 million when compared to the same 2022 period. Increased income from our core fixed income portfolio and short-term and money market investments was offset by losses in our opportunistic fixed income portfolio. The increase in income from our core fixed income portfolio was due to (i) a larger asset base as we continued to increase our allocation to this part of our investment portfolio and (ii) higher net investment yields of 3.7% compared to 2.7% for the same 2022 period. The increase in income from short-term and money market investments was due to (i) a larger asset base driven by the addition of the net IPO proceeds and (ii) higher net investment yields of 3.5% compared to 0.0% for the same 2022 period. The opportunistic fixed income portfolio was impacted by a decline in the fair value of certain limited partnership investments.
When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at March 31, 2023 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 2, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at March 31, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair value	% of total	Fair value	% of total
Short-term and money market investments	$287,350	22.3%	$121,268	11.2%
Core fixed income	673,137	52.2%	607,572	56.1%
Opportunistic fixed income	172,951	13.3%	196,021	18.1%
Equities	156,850	12.2%	157,506	14.6%
Total investment portfolio	$1,290,288	100.0%	$1,082,367	100.0%

Core fixed income
The core fixed income portfolio consists primarily of investment grade fixed income securities which are predominantly highly-rated and liquid bonds. Our objective is to earn attractive risk-adjusted returns with a low risk of loss of principal. The portfolio is managed by third party managers. The average duration of the portfolio was approximately 4.2 years and 4.3 years, respectively, as of March 31, 2023 and December 31, 2022.
The following table sets forth the components of our core fixed income portfolio at March 31, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair value	% of total fair value	Fair value	% of total fair value
U.S. government securities	$44,918	6.7%	$48,541	8.0%
Corporate securities and miscellaneous	262,434	39.0%	235,129	38.7%
Municipal securities	67,339	10.0%	57,727	9.5%
Residential mortgage-backed securities	133,890	19.8%	119,856	19.7%
Commercial mortgage-backed securities	52,182	7.8%	36,495	6.0%
Asset-backed securities	112,374	16.7%	109,824	18.1%
Core fixed income securities, available-for-sale	$673,137	100.0%	$607,572	100.0%

The weighted average credit rating of the portfolio was “AA” by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) at March 31, 2023 and December 31, 2022. The following table sets forth the credit quality of our core fixed income portfolio at March 31, 2023 and December 31, 2022, as rated by Standard & Poor’s or equivalent designation:

	2023		2022
($ in thousands)	Fair value	% of total	Fair value	% of total
AAA	$312,144	46.4%	$283,733	46.7%
AA	87,064	12.9%	74,604	12.3%
A	153,167	22.8%	134,175	22.1%
BBB	93,087	13.8%	88,369	14.5%
BB and Lower	27,675	4.1%	26,691	4.4%
Total core fixed income	$673,137	100.0%	$607,572	100.0%

Opportunistic fixed income
The opportunistic fixed income portfolio is managed by Arena which is affiliated with Westaim, our largest shareholder. The opportunistic fixed income portfolio consists of separately managed accounts, limited partnerships, promissory notes and equity interests. The underlying securities are primarily floating rate senior secured loans, comprised of short duration, collateralized, asset-oriented credit investments designed to generate attractive risk-adjusted returns. The limited partnerships are subject to future increases or decreases in asset value as asset values are monetized and the income is distributed. As of March 31, 2023, the opportunistic fixed income portfolio consisted of three components: diversified asset based lending (54.5%), commercial mortgage loans (24.6%) and cash and cash equivalents (20.9%).

The following table sets forth the components of our opportunistic fixed income portfolio by industry sector at March 31, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Real Estate	$91,457	52.9%	$90,370	46.1%
Oil & Gas	20,444	11.8%	20,725	10.6%
Banking, Finance & Insurance	14,110	8.2%	13,870	7.1%
Other sectors(1)	10,779	6.2%	34,072	17.4%
Cash and cash equivalents(2)	36,161	20.9%	36,984	18.8%
Opportunistic fixed income	$172,951	100.0%	$196,021	100.0%

(1) Other sectors primarily includes Aerospace & Defense, Business Services, Retail, Commercial & Industrial and Environmental.
(2) Includes cash on settlements that have not yet been reinvested.
The average duration of the direct loans in the portfolio is approximately 1.5 years and 1.4 years as of March 31, 2023 and December 31, 2022, respectively.
Equities
The equities portfolio primarily consists of domestic preferred stocks, common equities, exchange traded funds, limited partnerships, limited liability corporations and other types of equity interests, 76.8% of which are publicly traded. The portfolio is directed internally and includes both self-managed investments and portfolios managed by third-party investment management firms.
The following table sets forth the components of our equities portfolio by security type at March 31, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair value	% of total fair value	Fair value	% of total fair value
Domestic common equities	$77,247	49.3%	$76,929	48.8%
International common equities	36,896	23.5%	34,468	21.9%
Preferred stock	6,322	4.0%	8,772	5.6%
Other(1)	36,385	23.2%	37,337	23.7%
Equities	$156,850	100.0%	$157,506	100.0%

(1) Other includes limited partnerships, limited liability companies and other equity interests
Other Items
Income Taxes
Income tax expense was $4.2 million and $4.3 million, respectively, for the three months ended March 31, 2023 and 2022. Our effective tax rate was 21.1% and 20.7%, respectively, for the three months ended March 31, 2023 and 2022. For additional information, see Note 9 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Sources and Uses of Funds
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
Our cash flows for the three months ended March 31, 2023 and 2022 were:

($ in thousands)	2023	2022
Cash and cash equivalents provided by (used in):
Operating activities	$107,207	$45,882
Investing activities	(193,426)	(55,596)
Financing activities	66,455	186
Change in cash and cash equivalents and restricted cash	$(19,764)	$(9,528)

The increase in cash provided by operating activities in 2023 and 2022 was primarily due to positive cash flow from our insurance operations. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
Net cash used in investing activities in 2023 and 2022 was primarily driven by purchases of short-term investments and fixed maturity securities.
Net cash provided by financing activities in 2023 was primarily from proceeds of $66.3 million from our IPO.
Credit Agreements
Revolving Credit Facility
On March 29, 2023, we entered into an agreement to obtain a new unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of participating banks. The Revolving Credit Facility provides us with up to a $150.0 million revolving credit facility, with an accordion that can increase the capacity by $50.0 million, and a letter of credit sub-facility of up to $30.0 million.
During the three months ended March 31, 2023, we drew $50.0 million on the Revolving Credit Facility and used the proceeds to pay off the principal on our existing term loan. In connection with our entry into the Revolving Credit Facility, we terminated the existing term loan and revolving line of credit pursuant to our Credit Agreement dated as of December 11, 2019, with Prosperity Bank.
The interest rate on the Revolving Credit Facility was the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 0 and 0 basis points based on the ratio of debt to total capital and a credit spread adjustment of 0 basis points.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of March 31, 2023, we are in compliance with all covenants.
Trust Preferred
In August 2006, we received $58.0 million of proceeds from a debenture offering through a statutory trust, Delos Capital Trust (the “Trust”). The sole asset of the Trust consists of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Trust Preferred”) with a principal amount of $59.8 million issued by us and cash of $1.8 million from the issuance of Trust common shares purchased by us equal to 3% of the Trust capitalization. The Trust Preferred are an unsecured obligation, are redeemable, and have a maturity date of September 15, 2036. Interest on the Trust Preferred is payable quarterly at an annual rate based on the three-month LIBOR (5.19% and 4.77% on March 31, 2023 and December 31, 2022, respectively), plus 3.4%.
Subordinated Debt
In May 2019, we issued unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the subordinated notes is 7.25% fixed for the first eight years and 8.25% fixed thereafter. Early retirement of the debt ahead of the eight year commitment requires all interest payments to be paid in full, as well as the return of all capital. Principal payment is due at maturity on May 24, 2039 and interest is payable quarterly.
At March 31, 2023 the ratio of total debt outstanding, including the Revolving Credit Facility, the Trust Preferred and the Notes, to total capitalization (defined as total debt plus stockholders’ equity) was 20.2% and at December 31, 2022, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization was 23.4%.
Reinsurance
We strategically purchase reinsurance from third parties which enhances our business by protecting capital from severity events (either large single event losses or catastrophes) and reducing volatility in our earnings. Our reinsurance contracts are predominantly one year in length and renew annually throughout the year. At each annual renewal, we consider several factors that influence any changes to our reinsurance purchases, including any plans to change the underlying insurance coverage we offer, updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties.
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
For the three months ended March 31, 2023 and 2022, our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 56.1% and 47.9%, respectively.
The following is a summary of our reinsurance programs as of March 31, 2023:

Line of Business	Maximum Company Retention
Accident & Health	$0.88 million per occurrence
Commercial Auto(1)	$0.6 million per occurrence
Excess Casualty(1)(2)	$1.24 million per occurrence
General Liability(1)	$1.25 million per occurrence
Professional Lines(2)	$2.7 million per occurrence
Property(3)	$2.0 million per occurrence
Surety(2)	$3.0 million per occurrence
Workers’ Compensation(2)	$1.55 million per occurrence

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
Credit and Financial Strength Ratings
On September 30, 2022, A.M. Best affirmed Skyward Specialty’s financial strength rating of A- (Excellent) with a stable outlook.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2023).
4.1
Amended and Restated Stockholders’ Agreement, by and among the Company and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.1
Credit Agreement, dated March 29, 2023, by and among Skyward Specialty Insurance Group, Inc., the lenders from time to time party thereto and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2023).

10.2
Guaranty Agreement, dated March 29, 2023, by and among Skyward Service Company, Skyward Underwriters Agency, Inc., the loan parties identified on the signature pages thereto and Truist Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2023).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*To be filed by amendment.

+     Management contract or compensatory plan or arrangement.

†Portions of this exhibit have been omitted for confidentiality purposes.

(b)Financial Statement Schedules. All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skyward Specialty Insurance Group, Inc.
Date: May 11, 2023	By:	/s/ Andrew Robinson
Andrew Robinson
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)