Form 10-Q
period 2023-06-30
Skyward Specialty Insurance Group, Inc.
filed 2023-08-10
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No

As of August 3, 2023, the registrant had 37,674,063 shares of common stock outstanding.

Form 10-Q	Item and Description	Page
Part I
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six-Month Periods Ended June 30, 2023 and 2022 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six-Month Periods Ended June 30, 2023 and 2022 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2023 and 2022 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45
Part II
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
Signatures		47

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $819,762 and $662,616, respectively)	$767,491	$607,572
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $332 as of June 30, 2023)	47,172	52,467
Equity securities, at fair value	127,861	120,169
Mortgage loans (at fair value as of June 30, 2023; at amortized cost as of December 31, 2022)	32,762	51,859
Other long-term investments	124,845	129,142
Short-term investments, at fair value	190,670	121,158
Total investments	1,290,801	1,082,367
Cash and cash equivalents	67,506	45,438
Restricted cash	34,353	79,573
Premiums receivable, net	266,345	139,215
Reinsurance recoverables, net	582,922	581,359
Ceded unearned premium	267,672	157,645
Deferred policy acquisition costs	93,364	68,938
Deferred income taxes	32,017	36,188
Goodwill and intangible assets, net	89,181	89,870
Other assets	83,011	82,846
Total assets	$2,807,172	$2,363,439
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$1,224,127	$1,141,757
Unearned premiums	591,237	442,509
Deferred ceding commission	54,191	29,849
Reinsurance and premium payables	198,948	113,696
Funds held for others	41,152	36,858
Accounts payable and accrued liabilities	46,189	48,499
Notes payable	50,000	50,000
Subordinated debt, net of debt issuance costs	78,650	78,609
Total liabilities	2,284,494	1,941,777
Stockholders’ equity
Series A preferred stock, $0.01 par value; 10,000,000 and 2,000,000 shares authorized, 0 and 1,969,660 shares issued and outstanding, respectively	—	20
Common stock, $0.01 par value, 500,000,000 and 168,000,000 shares authorized, 37,674,063 and 16,832,955 shares issued, respectively	377	168
Treasury stock, $0.01 par value, 0 and 233,289 shares, respectively	—	(2)
Additional paid-in capital	642,988	577,289
Stock notes receivable	(6,718)	(6,911)
Accumulated other comprehensive loss	(41,284)	(43,485)
Accumulated deficit	(72,685)	(105,417)
Total stockholders’ equity	522,678	421,662
Total liabilities and stockholders’ equity	$2,807,172	$2,363,439

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenues:
Net earned premiums	$194,347	$146,076	$377,178	$287,803
Commission and fee income	2,240	2,060	3,732	2,290
Net investment income	8,583	10,530	13,229	25,679
Net investment gains (losses)	5,351	(14,374)	6,312	(18,812)
Total revenues	210,521	144,292	400,451	296,960
Expenses:
Losses and loss adjustment expenses	124,405	91,801	239,305	181,790
Underwriting, acquisition and insurance expenses	56,683	44,383	108,338	84,918
Interest expense	2,466	1,365	4,618	2,542
Amortization expense	486	386	873	773
Other expenses	1,465	—	2,579	—
Total expenses	185,505	137,935	355,713	270,023
Income before income taxes	25,016	6,357	44,738	26,937
Income tax expense	5,564	1,292	9,730	5,561
Net income	19,452	5,065	35,008	21,376
Net income attributable to participating securities	—	2,437	1,402	10,283
Net income attributable to common stockholders	$19,452	$2,628	$33,606	$11,093
Comprehensive income (loss):
Net income	$19,452	$5,065	$35,008	$21,376
Other comprehensive (loss) income:
Unrealized gains and losses on investments:
Net change in unrealized (losses) gains on investments, net of tax	(4,375)	(14,797)	3,413	(31,502)
Reclassification adjustment for (losses) gains on securities no longer held, net of tax	(1,165)	30	(1,212)	331
Total other comprehensive (loss) income	(5,540)	(14,767)	2,201	(31,171)
Comprehensive income (loss)	$13,912	$(9,702)	$37,209	$(9,795)
Per share data:
Basic earnings per share	$0.53	$0.16	$0.97	$0.67
Diluted earnings per share	$0.51	$0.16	$0.93	$0.66
Weighted-average common shares outstanding
Basic	36,603,779	16,449,810	34,746,874	16,449,810
Diluted	38,143,585	32,660,316	37,503,914	32,600,247

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

($ in thousands)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Stock Notes Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2023	$20	$168	$(2)	$577,289	$(6,911)	$(43,485)	$(105,417)	$421,662
Cumulative effect on adoption of ASU No. 2016-13	—	—	—	—	—	—	(2,276)	(2,276)
Employee equity transactions	—	—	—	1,864	193	—	—	2,057
Preferred stock conversion to common shares	(20)	161	2	(143)	—	—	—	—
Proceeds from initial public offering, net	—	48	—	62,358	—	—	—	62,406
Net income	—	—	—	—	—	—	15,556	15,556
Other comprehensive income, net of tax	—	—	—	—	—	7,741	—	7,741
Balance at March 31, 2023	$—	$377	$—	$641,368	$(6,718)	$(35,744)	$(92,137)	$507,146
Employee equity transactions	—	—	—	2,011	—	—	—	2,011
Expenses from initial public offering				(391)				(391)
Net income	—	—	—	—	—	—	19,452	19,452
Other comprehensive loss, net of tax	—	—	—	—	—	(5,540)	—	(5,540)
Balance at June 30, 2023	$—	$377	$—	$642,988	$(6,718)	$(41,284)	$(72,685)	$522,678

($ in thousands)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Stock Notes Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2022	$20	$168	$(2)	$575,159	$(9,092)	$4,640	$(144,813)	$426,080
Employee equity transactions	—	—	—	502	188	—	—	690
Reclassification of stock notes receivable to other assets	—	—	—	—	1,942	—	—	1,942
Net income	—	—	—	—	—	—	16,311	16,311
Other comprehensive loss, net of tax	—	—	—	—	—	(16,404)	—	(16,404)
Balance at March 31, 2022	$20	$168	$(2)	$575,661	$(6,962)	$(11,764)	$(128,502)	$428,619
Employee equity transactions	—	—	—	670	20	—	—	690
Net income	—	—	—	—	—	—	5,065	5,065
Other comprehensive loss, net of tax	—	—	—	—	—	(14,767)	—	(14,767)
Balance at June 30, 2022	$20	$168	$(2)	$576,331	$(6,942)	$(26,531)	$(123,437)	$419,607

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
($ in thousands)	2023	2022
Cash flows from operating activities
Net income	$35,008	$21,376
Adjustments to reconcile net income to net cash provided by operating activities	73,469	42,640
Net cash provided by operating activities	108,477	64,016
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(192,749)	(129,636)
Purchase of illiquid investments	(885)	(2,560)
Purchase of equity securities	(19,192)	(33,899)
Purchase of intangible assets	(50)	—
Proceeds from (investment in) direct and indirect loans	14,032	(14,411)
Purchase of property and equipment	(1,198)	(564)
Sales and maturities of investment securities	60,075	51,891
Distributions from equity method investments	1,079	1,689
Change in short-term investments	(69,512)	45,251
Receivable for securities sold	2,767	2,992
Cash provided by deposit accounting	7,549	3,571
Net cash used in investment activities	(198,084)	(75,676)
Cash flows from financing activities:
Employee share purchases	193	2,150
Draw on revolving line of credit	50,000	—
Repayment of term loan	(50,000)	—
Proceeds from initial public offering	66,262	—
Net cash provided by financing activities	66,455	2,150
Net decrease in cash and cash equivalents and restricted cash	(23,152)	(9,510)
Cash and cash equivalents and restricted cash at beginning of period	125,011	107,274
Cash and cash equivalents and restricted cash at end of period	$101,859	$97,764
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,194	$2,366
Cash paid for federal income taxes	$4,200	$—

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
Updates to Significant Accounting Policies
The following accounting policies have been updated to reflect the Company's adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments as described above.
Investments
Available-for-sale
Investments in fixed maturities that are classified as available-for-sale are carried at fair value. For available-for-sale fixed maturities in an unrealized loss position, the Company first determines whether there is an intent to sell the security or if it is more likely than not that the Company will be required to sell the security before maturity or recovery of its cost basis. If either of these criteria were met, the amortized cost of the security is written down to fair value with the losses recognized in net investment gains (losses) on the consolidated statements of operations. If neither of the these criteria were met, the Company determines whether unrealized losses are due to credit-related factors. If the unrealized losses are due to credit-related factors, an allowance for credit losses is determined using a present value of cash flows compared to the amortized cost of the security. The allowance for credit losses is limited to the amount by which fair value is below amortized cost. Changes in the allowance for credit losses are recognized in net investment income on the consolidated statements of operations. Credit losses that are limited by the fair value of the security are recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive (loss) income. Unrealized losses that are not credit-related continue to be recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive (loss) income.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Held-to-maturity
Investments in fixed maturity securities that are held-to-maturity are carried at amortized cost net of an allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses. The Company develops a historical loss rate from Moody’s table of estimated multi-year cumulative loss rates for asset backed securities. This historical loss rate is adjusted for current conditions and reasonable and supportable forecasts. Changes in the allowance for credit losses are recognized in net investment income on the consolidated statements of operations.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.Investments
The following tables set forth the amortized cost and the fair value by investment category at June 30, 2023 and December 31, 2022:

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$45,979	$—	$(1,496)	$—	$44,483
Corporate securities and miscellaneous	313,127	800	(20,367)	—	293,560
Municipal securities	77,469	88	(6,584)	—	70,973
Residential mortgage-backed securities	214,187	144	(17,385)	—	196,946
Commercial mortgage-backed securities	19,805	—	(1,826)	—	17,979
Asset-backed securities	149,195	121	(5,766)	—	143,550
Total fixed maturity securities, available-for-sale	$819,762	$1,153	$(53,424)	$—	$767,491
Fixed maturity securities, held-to-maturity:
Asset-backed securities	$47,504	$—	$(4,585)	$(332)	$42,587
Total fixed maturity securities, held-to-maturity	$47,504	$—	$(4,585)	$(332)	$42,587

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
December 31, 2022
Fixed maturity securities, available-for-sale:
U.S. government securities	$50,416	$1	$(1,876)	$48,541
Corporate securities and miscellaneous	255,116	767	(20,754)	235,129
Municipal securities	65,836	24	(8,133)	57,727
Residential mortgage-backed securities	134,844	218	(15,206)	119,856
Commercial mortgage-backed securities	40,129	50	(3,684)	36,495
Asset-backed securities	116,275	91	(6,542)	109,824
Total fixed maturity securities, available-for-sale	$662,616	$1,151	$(56,195)	$607,572
Fixed maturity securities, held-to-maturity:
Asset-backed securities	$52,467	$—	$(5,696)	$46,771
Total fixed maturity securities, held-to-maturity	$52,467	$—	$(5,696)	$46,771

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at June 30, 2023:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$27,565	$26,980
Due after one year through five years	233,387	221,664
Due after five years through ten years	125,247	114,920
Due after ten years	50,376	45,452
Mortgage-backed securities	233,992	214,925
Asset-backed securities	149,195	143,550
Total	$819,762	$767,491

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at June 30, 2023 consisted entirely of asset backed securities that were not due at a single maturity date.
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$18,718	$(428)	$25,765	$(1,068)	$44,483	$(1,496)
Corporate securities and miscellaneous	126,693	(3,796)	130,980	(16,571)	257,673	(20,367)
Municipal securities	30,290	(1,079)	34,000	(5,505)	64,290	(6,584)
Residential mortgage-backed securities	111,829	(3,663)	76,276	(13,722)	188,105	(17,385)
Commercial mortgage-backed securities	7,688	(206)	10,291	(1,620)	17,979	(1,826)
Asset-backed securities	72,084	(1,367)	62,502	(4,399)	134,586	(5,766)
Total fixed maturity securities, available-for-sale	367,302	(10,539)	339,814	(42,885)	707,116	(53,424)
Fixed maturity securities, held-to-maturity:
Asset-backed securities	1,845	(22)	40,742	(4,563)	42,587	(4,585)
Total fixed maturity securities, held-to-maturity:	1,845	(22)	40,742	(4,563)	42,587	(4,585)
Total	$369,147	$(10,561)	$380,556	$(47,448)	$749,703	$(58,009)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Fixed maturity securities, available-for-sale:
U.S. government securities	$28,966	$(603)	$18,577	$(1,273)	$47,543	$(1,876)
Corporate securities and miscellaneous	171,506	(16,063)	34,283	(4,691)	205,789	(20,754)
Municipal securities	51,701	(7,236)	3,689	(897)	55,390	(8,133)
Residential mortgage-backed securities	56,246	(4,152)	52,778	(11,054)	109,024	(15,206)
Commercial mortgage-backed securities	25,836	(1,488)	8,583	(2,196)	34,419	(3,684)
Asset-backed securities	74,684	(3,351)	25,820	(3,191)	100,504	(6,542)
Total fixed maturity securities, available-for-sale	408,939	(32,893)	143,730	(23,302)	552,669	(56,195)
Fixed maturity securities, held-to-maturity:
Asset-backed securities	46,771	(5,696)	—	—	46,771	(5,696)
Total fixed maturity securities, held-to-maturity:	46,771	(5,696)	—	—	46,771	(5,696)
Total	$455,710	$(38,589)	$143,730	$(23,302)	$599,440	$(61,891)

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
As of June 30, 2023, the Company had 735 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company determined that no credit impairment existed in the gross unrealized holding losses because the credit ratings of these securities were consistent with the credit ratings when purchased and/or at origination, there were no adverse changes in financial condition of the issuer and no adverse credit quality events in underlying assets. The Company attributed the unrealized losses to the changes in interest rates.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of net investment gains (losses) for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Gross realized gains
Fixed maturity securities, available-for sale	$211	$94	$704	$110
Equity securities	814	1,046	2,041	2,877
Other	—	5	1	36
Total	1,025	1,145	2,746	3,023
Gross realized losses
Fixed maturity securities, available-for sale	(218)	(217)	(456)	(492)
Equity securities	(472)	(783)	(4,761)	(1,438)
Other	(1)	(5)	(1)	(22)
Total	(691)	(1,005)	(5,218)	(1,952)
Net unrealized gains (losses) on investments
Equity securities	5,038	(14,514)	8,783	(19,883)
Mortgage loans	(21)	—	1	—
Net investment gains (losses)	$5,351	$(14,374)	$6,312	$(18,812)

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the six months ended June 30, 2023 and 2022:

($ in thousands)	2023	2022
Fixed maturity securities, available-for sale	$19,363	$7,590
Equity securities	17,583	19,981

The following table sets forth the components of net investment income for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Income:
Fixed maturity securities, available-for sale	$7,583	$3,967	$14,259	$7,191
Fixed maturity securities, held-to-maturity	1,251	1,405	2,254	3,342
Equity securities	1,044	1,001	1,770	1,739
Equity method investments	(2,104)	2,243	(6,768)	11,475
Mortgage loans	1,275	964	2,748	1,782
Indirect loans	(1,929)	3,074	(3,248)	4,732
Short-term investments and cash	3,186	183	4,975	210
Other	29	(2)	9	(18)
Total investment income	10,335	12,835	15,999	30,453
Investment expenses	(1,752)	(2,305)	(2,770)	(4,774)
Net investment income	$8,583	$10,530	$13,229	$25,679

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in net unrealized (losses) gains on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Fixed maturity securities	$(7,013)	$(18,692)	$2,773	$(39,457)
Deferred income taxes	1,473	3,925	(572)	8,286
Total	$(5,540)	$(14,767)	$2,201	$(31,171)

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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of June 30, 2023:

June 30, 2023
High	14.53%
Low	5.15%
Weighted average	7.14%

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the Company’s investments within the fair value hierarchy at June 30, 2023 and December 31, 2022:

June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,483	$—	$—	$44,483
Corporate securities and miscellaneous	—	293,560	—	293,560
Municipal securities	—	70,973	—	70,973
Residential mortgage-backed securities	—	196,946	—	196,946
Commercial mortgage-backed securities	—	17,979	—	17,979
Asset-backed securities	—	143,550	—	143,550
Total fixed maturity securities, available-for-sale	44,483	723,008	—	767,491
Fixed maturity securities, held-to-maturity:
Asset-backed securities	—	—	42,587	42,587
Total fixed maturity securities, held-to-maturity	—	—	42,587	42,587
Common stocks:
Consumer discretionary	1,963	—	—	1,963
Consumer staples	14,792	—	—	14,792
Energy	3,008	—	—	3,008
Finance	20,890	—	—	20,890
Industrial	11,501	—	—	11,501
Information technology	3,599	—	—	3,599
Materials	3,706	—	—	3,706
Other	2,215	—	—	2,215
Total common stocks	61,674	—	—	61,674
Preferred stocks:
Consumer staples	—	423	—	423
Finance	—	4,746	—	4,746
Industrial	—	1,067	—	1,067
Other	—	711	—	711
Total preferred stocks	—	6,947	—	6,947
Mutual funds:
Fixed income	5,218	—	—	5,218
Equity	53,549	—	—	53,549
Commodity	473	—	—	473
Total mutual funds	59,240	—	—	59,240
Total equity securities	120,914	6,947	—	127,861
Mortgage loans	—	—	32,762	32,762
Short-term investments	190,670	—	—	190,670
Total investments	$356,067	$729,955	$75,349	$1,161,371

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$48,541	$—	$—	$48,541
Corporate securities and miscellaneous	—	235,129	—	235,129
Municipal securities	—	57,727	—	57,727
Residential mortgage-backed securities	—	119,856	—	119,856
Commercial mortgage-backed securities	—	36,495	—	36,495
Asset-backed securities	—	109,824	—	109,824
Total fixed maturity securities, available-for-sale	48,541	559,031	—	607,572
Fixed maturity securities, held-to-maturity:
Asset-backed securities	—	—	46,771	46,771
Total fixed maturity securities, held-to-maturity:	—	—	46,771	46,771
Common stocks:
Consumer discretionary	1,948	—	—	1,948
Consumer staples	12,036	—	—	12,036
Energy	3,241	—	—	3,241
Finance	22,636	—	—	22,636
Industrial	9,452	—	—	9,452
Information technology	2,284	—	—	2,284
Materials	2,820	—	—	2,820
Other	1,579	—	—	1,579
Total common stocks	55,996	—	—	55,996
Preferred stocks:
Consumer staples	—	117	—	117
Finance	—	7,085	—	7,085
Industrial	—	1,020	—	1,020
Other	—	549	—	549
Total preferred stocks	—	8,771	—	8,771
Mutual funds:
Fixed income	5,068	—	—	5,068
Equity	49,773	—	—	49,773
Commodity	561	—	—	561
Total mutual funds	55,402	—	—	55,402
Total equity securities	111,398	8,771	—	120,169
Mortgage loans	—	—	52,842	52,842
Short-term investments	121,158	—	—	121,158
Total investments	$281,097	$567,802	$99,613	$948,512

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the three months ended June 30, 2023:

($ in thousands)	Mortgage Loans
Balance at December 31, 2022	$52,842
Total gains for the period recognized in net investment gains (losses)	$22
Issuances	$892
Settlements	$(11,421)
Balance at March 31, 2023	$42,335
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$(14)
Total gains for the period recognized in net investment gains (losses)	$(21)
Issuances	$30
Settlements	$(9,582)
Balance at June 30, 2023	$32,762
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$3
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
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of June 30, 2023, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes Payable
Term loan, due December 31, 2024	$—	$—	$50,000	$50,000
Revolving credit facility	50,000	50,000	—	—
Notes payable	$50,000	$50,000	$50,000	$50,000
Subordinated Debt
Junior subordinated interest debentures	$59,162	$59,794	$59,137	$59,794
Unsecured subordinated notes	19,488	18,278	19,472	18,934
Subordinated debt, net of debt issuance costs	$78,650	$78,072	$78,609	$78,728

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.
4.Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”), managed by Arena Investors, LP (“Arena”), which is affiliated with The Westaim Corporation (“Westaim”) who, directly and through Westaim HIIG LP (a limited partnership controlled by Westaim), is the Company’s largest stockholder. As of June 30, 2023 and December 31, 2022, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate, mature in approximately 1 to 2 years from loan origination and the principal amounts of the loans range between 61% to 80% property’s appraised value at the time the loans were made. Mortgage loan participations are carried at fair value as of June 30, 2023 and cost adjusted for unamortized premiums, discounts, and loan fees as of December 31, 2022.
The carrying value of the Company’s mortgage loans as of June 30, 2023 and December 31, 2022 were as follows:

($ in thousands)	June 30, 2023	December 31, 2022
Commercial	$16,075	$15,309
Retail	9,201	16,516
Hospitality	4,845	4,915
Multi-family	2,641	5,593
Office	—	3,197
Industrial	—	6,329
	$32,762	$51,859

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s gross investment income for mortgage loans for the three months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Commercial	$555	$155	$1,049	$365
Retail	416	235	1,011	479
Hospitality	132	103	293	148
Office	97	134	203	222
Multi-family	75	199	192	316
Industrial	—	138	—	252
	$1,275	$964	$2,748	$1,782

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three and six months ended June 30, 2023 and 2022.
As of June 30, 2023 and December 31, 2022, approximately $0.0 million and $6.4 million of mortgage loans, respectively, were in the process of foreclosure. The carrying value of the mortgage loans in foreclosure is the lower of cost adjusted for unamortized premiums, discounts, and loan fees or the fair value of the collateral less costs to sell.
5.Other Long-Term Investments
Equity Method Investments
The Company’s ownership interests in most of its equity method investments range from approximately 3% to less than 50% where the Company has significant influence but not control.
The carrying value of the Company’s equity method investments as of June 30, 2023 and December 31, 2022 were as follows:

($ in thousands)	June 30, 2023	December 31, 2022
Arena Special Opportunities Fund, LP units	$41,364	$44,504
JVM Funds LLC units	21,190	22,473
Arena SOP LP units	5,956	8,734
RISCOM	4,342	4,037
Hudson Ventures Fund 2 LP units	3,623	3,551
Dowling Capital Partners LP units	2,133	1,965
Universa Black Swan LP units	421	1,325
Brewer Lane Ventures Fund II LP units	361	200
	$79,390	$86,789

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of net investment (loss) income from equity method investments for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Dowling Capital Partners LP units	$338	$41	$605	$555
RISCOM	224	808	305	826
Brewer Lane Ventures Fund II LP	(29)	—	(29)	—
Hudson Ventures Fund II LP units	(158)	332	(413)	396
JVM Funds LLC	(221)	(955)	(641)	(768)
Universa Black Swan LP units	(348)	(1,057)	(904)	(1,550)
Arena SOP LP units	(727)	1,631	(2,778)	7,771
Arena Special Opportunities Fund, LP units	(1,183)	1,443	(2,913)	4,245
	$(2,104)	$2,243	$(6,768)	$11,475

The following table sets forth the unfunded commitment of equity method investments as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Brewer Lane Ventures Fund II LP units	$4,610	$4,800
Hudson Ventures Fund 2 LP units	1,311	1,796
Dowling Capital Partners LP units	386	386
	$6,307	$6,982

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Investment in RISCOM:
Underlying equity	$2,719	$2,292
Difference	1,623	1,745
Recorded investment balance	$4,342	$4,037

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Investment in JVM Funds LLC:
Underlying equity	$20,358	$21,565
Difference	832	908
Recorded investment balance	$21,190	$22,473

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Investment in Bank Holding Company
The Company carries its investment in Captex Bancshares at cost, less impairment or observable changes in price. The Company reviews this investment for impairment or observable changes in price during each reporting period. There were no impairments or observable changes in price during the six months ended June 30, 2023 and the year ended December 31, 2022.
Investment in Indirect Loans and Loan Collateral
As of June 30, 2023 and December 31, 2022, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value and unfunded commitment of the SMA1 and SMA2 as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
($ in thousands)	Carrying Value	Unfunded Commitment	Carrying Value	Unfunded Commitment
SMA1	$32,867	$—	$36,426	$—
SMA2	8,779	—	2,010	—
Investment in indirect loans and loan collateral	$41,646	$—	$38,436	$—

Investment in Trust
The Company carries its investment in the common stock of the Delos Capital Trust n/k/a HIIG Capital Trust I (“Trust”) at cost. There were no impairments or observable changes in price during the six months ended June 30, 2023 and 2022.
6.Allowance for Credit Losses
Premiums Receivable
The following table sets forth the changes in the allowance for expected credit losses on premiums receivable for the six months ended June 30, 2023.

($ in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$629
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023	—
Current period change for estimated uncollectible premiums	409
Write-offs of uncollectible premiums receivable	(56)
Balance at March 31, 2023	$982
Current period change for estimated uncollectible premiums	37
Write-offs of uncollectible premiums receivable	(96)
Recoveries of amounts previously written off	18
Balance at June 30, 2023	$941

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reinsurance Recoverables
The Company analyzes the credit risk associated with its reinsurance recoverables by monitoring the financial strength rating of its reinsurers from A.M. Best, a widely recognized rating agency with an exclusive insurance industry focus. The Company assesses the financial strength rating annually and updated throughout the year as A.M. Best provides updates on ratings and outlooks. The Company assesses the adequacy of various forms of credit enhancements such as reinsurance payables, letters of credit and funds held. A summary of the Company’s reinsurance recoverables net of credit enhancements by A.M. Best rating as of June 30, 2023 was as follows:

A.M. Best Rating	June 30, 2023
A- and above	98.6%
B++ to B+	1.4
Not rated	—

The Company considers reinsurance balances to be past due when they are 90 days past due. The following table sets forth the changes in the allowance for estimated uncollectible reinsurance for the six months ended June 30, 2023:

($ in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$—
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023	2,295
Current period change for estimated uncollectible reinsurance	—
Write-offs of uncollectible reinsurance recoverables	—
Balance at March 31, 2023	$2,295
Current period change for estimated uncollectible reinsurance	—
Write-offs of uncollectible reinsurance recoverables	—
Balance at June 30, 2023	$2,295

7.Notes Payable
The Company entered into an agreement to obtain a new unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of participating banks during the six months ended June 30, 2023. The Revolving Credit Facility provided the Company with up to a $150.0 million revolving credit facility, with an accordion that can increase the capacity by $50.0 million, and a letter of credit sub-facility of up to $30.0 million.
During the six months ended June 30, 2023, the Company drew $50.0 million on the Revolving Credit Facility and used the proceeds to pay off the principal on its existing term loan. The Company subsequently terminated the existing term loan and revolving line of credit.
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At June 30, 2023, the six-month SOFR on the Revolving Credit Facility was 4.66%, plus a margin of 1.60%.
The Company was subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of June 30, 2023, the Company was in compliance with all covenants.
8.Stockholders’ Equity
Reverse Stock Split
On September 23, 2022, the Board of Directors approved a 4-for-1 reverse stock split of the Company’s common stock. The reverse stock split became effective January 3, 2023. All share and per share information included in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split of common stock for all periods presented.

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
The Company completed its IPO on January 18, 2023. The underwriters exercised in full their option to purchase 1,342,857 additional shares of common stock from the selling stockholders, at a price per share of $15.00. The Company’s net proceeds from the IPO were approximately $62.0 million, after deducting underwriting discounts and specific incremental expenses directly attributable to the IPO.
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
9.Income Taxes
The following table sets forth the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands	2023	2022	2023	2022
Income tax expense	$5,564	$1,292	$9,730	$5,561
Effective tax rate	22.2%	20.3%	21.7%	20.6%

The effective tax rate will differ from the statutory rate of 21 percent due to permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income and dividends-received deduction.
The Company paid federal income taxes of $4.2 million during the three and six months ended June 30, 2023.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the condensed consolidated balance sheets as of and for the six months ended June 30, 2023 and 2022:

($ in thousands)	2023	2022
Reserves for losses and LAE, beginning of period	$1,141,757	$979,549
Less: reinsurance recoverable on unpaid claims, beginning of period	(435,986)	(381,338)
Reserves for losses and LAE, beginning of period, net of reinsurance	705,771	598,211
Incurred, net of reinsurance, related to:
Current period	240,010	181,790
Prior years	—	—
Total incurred, net of reinsurance	240,010	181,790
Paid, net of reinsurance, related to:
Current period	29,124	30,865
Prior years	133,757	110,318
Total paid	162,881	141,183
Net reserves for losses and LAE, end of period	782,900	638,818
Plus: reinsurance recoverable on unpaid claims, end of period	441,227	397,567
Reserves for losses and LAE, end of period	$1,224,127	$1,036,385

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
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
SUA commission revenue	$1,385	$1,361	$2,242	$1,503
SUA fee income	805	664	1,261	505
Other	50	35	229	282
Total commission and fee income	$2,240	$2,060	$3,732	$2,290

The Company’s contract assets from commission and fee income as of June 30, 2023 and December 31, 2022 were $1.7 million and $1.3 million, respectively. Contract assets were $1.5 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Amortization of policy acquisition costs	$23,136	$14,714	$44,371	$28,135
Other operating and general expenses	33,547	29,669	63,967	56,783
Total underwriting, acquisition and insurance expenses	$56,683	$44,383	$108,338	$84,918

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
The following table sets forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023		2022
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$332,062	$283,762	$276,694	$230,203
Assumed premiums	89,932	48,213	49,533	25,933
Ceded premiums	(208,257)	(137,628)	(137,496)	(110,060)
Net premiums	$213,737	$194,347	$188,731	$146,076
Ceded losses and LAE incurred		$99,981		$68,060

	Six months ended June 30,
	2023		2022
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$640,275	$546,419	$525,329	$452,840
Assumed premiums	142,217	87,345	83,540	52,529
Ceded premiums	(366,614)	(256,586)	(284,737)	(217,566)
Net premiums	$415,878	$377,178	$324,132	$287,803
Ceded losses and LAE incurred		$164,775		$129,587

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Ceded unpaid losses and LAE	$441,227	$435,986
Ceded paid losses and LAE	115,672	107,228
Loss portfolio transfer	28,318	38,145
Allowance for credit losses	(2,295)	—
Reinsurance recoverables	$582,922	$581,359
Ceded unearned premium	$267,672	$157,645

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At June 30, 2023, the market value of these accounts was approximately $134.2 million. The agreements provide that, as was customary in the past, the reinsurer will continue claim payment reimbursements without disturbing the trust balances. The trust amount will be adjusted periodically, by mutual agreement, based on loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at June 30, 2023 and December 31, 2022 was $34.3 million and $41.8 million, respectively, and was included in other assets on the condensed consolidated balance sheets.
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
On September 23, 2022, the Compensation Committee approved the Company’s 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 15, 2023. Under the ESPP, employees are granted options to purchase shares at the lower of 85% of the fair market value at the time of grant or 85% of the fair market value at the time of exercise through payroll withholding. Options to purchase shares are granted twice yearly or on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. The ESPP stated that 376,531 shares of common stock were available for issuance.
In December 2020, the Compensation Committee approved a Long Term Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of restricted stock, restricted stock units and performance stock units (collectively “restricted stock units” or “stock units”), as well as cash-based performance awards, to select employees and non-employee directors of the Company.
The Compensation Committee granted 1,092,554 and 192,411 restricted stock and restricted stock units during the six months ended June 30, 2023 and 2022, under the 2022 Plan and 2021 Plans, respectively. Members of the Board of Directors were granted 19,284 and 15,196 restricted stock during the six months ended June 30, 2023 and 2022, respectively, with a service period of 1 year. The fair value of restricted stock and restricted stock units under the 2022 Plan for awards granted at the time of the Company’s IPO were granted at the IPO price of $15.00 per share. The fair value of subsequent grants were equal to the closing stock price on the date the restricted stock units were granted.
The Compensation Committee granted 759,990 stock options during the six months ended June 30, 2023. The grant date fair value of the options under the 2022 Plan was determined using the Black-Scholes model where the term was the contractual term of 10 years less the weighted average service period. The volatility was determined based on the historical volatility of comparable publicly traded insurance companies.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The grant date fair value of options under the ESPP was determined using the Black-Scholes model where the term was the length of time between the grant date and the date the options are exercisable of 6 months. The volatility was determined based on the historical volatility of comparable publicly traded insurance companies.
The restricted stock and restricted stock units granted to employees and the Board of Directors during the six months ended June 30, 2023 and 2022 were valued at approximately $17.5 million and $2.5 million, respectively, based on the grant date fair value. The stock options granted to employees during the six months ended June 30, 2023 were valued at approximately $4.4 million based on the grant date fair value.
The following table sets forth the Company’s equity awards, target payout ranges and authorized target restricted stock and stock units for the six months ended June 30, 2023 and 2022:

	Award Payout Range	Requisite Service Period	Target Stock and Stock Units
Six months ended June 30, 2023
Market condition awards	0%–150%	3 years	37,622
Performance condition awards	0%–150%	3 years	92,904
Service condition awards	N/A	1–4 years	962,028
Stock options	N/A	3–4 years	759,990
			1,852,544
Six months ended June 30, 2022
Market condition awards	0%–150%	3 years	28,495
Performance condition awards	0%–150%	3 years	26,210
Service condition awards	N/A	1–3 years	137,706
			192,411

The following table sets forth option activity for the six months ended June 30, 2023:

	Weighted-Average Exercise Price	Stock
Outstanding at January 1, 2023		—
Granted	$15.00	759,990
Exercised		—
Forfeited		—
Outstanding at June 30, 2023		759,990

The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The aggregate intrinsic value of options outstanding at June 30, 2023 was $7.9 million. The weighted-average remaining contractual life of the options outstanding at June 30, 2023 was 9.5 years.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the Company’s restricted stock and restricted stock units activity for the six months ended June 30, 2023 and 2022:

	Weighted-Average Grant-Date Fair Value	Stock and Stock Units
Non-vested at January 1, 2023	$12.55	419,896
Granted	16.00	1,092,554
Vested	12.91	(32,496)
Forfeited	15.07	(25,176)
Non-vested at June 30, 2023	$15.08	1,454,778

Non-vested at January 1, 2022	$13.23	375,643
Granted	13.16	192,411
Vested	15.87	(113,625)
Forfeited	12.69	(1,950)
Non-vested at June 30, 2022	$12.54	452,479

The total fair value of shares vested at June 30, 2023 and 2022 were $0.8 million and $1.8 million, respectively.
As of June 30, 2023 the total unrecognized compensation cost related to non-vested, share-based compensation awards was $20.3 million and the weighted average period over which that cost is expected to be recognized is 1.9 years. For the three and six months ended June 30, 2023, the Company recognized $2.0 million and $3.9 million of stock based compensation expense, respectively. For the three and six months ended June 30, 2022, the Company recognized $0.7 million and $1.2 million, of stock based compensation expense, respectively.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.Earnings Per Share
The following table sets forth a reconciliation of the numerator and denominator of basic and diluted earnings per share computations contained in the period-ended consolidated financial statements for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except for share and per share amounts)	2023	2022	2023	2022
Numerator
Net income	$19,452	$5,065	$35,008	$21,376
Less: Undistributed income allocated to participating securities	—	(2,437)	(1,402)	(10,283)
Net income attributable to common stockholders (numerator for basic earnings per share)	19,452	2,628	33,606	11,093
Add back: Undistributed income allocated to participating securities	—	2,437	1,402	10,283
Net income (numerator for diluted earnings per share under the two-class method)	$19,452	$5,065	$35,008	$21,376
Denominator
Basic weighted-average common shares	36,603,779	16,449,810	34,746,874	16,449,810
Preferred shares (if converted method)	—	15,249,373	1,449,343	15,249,373
Contingently issuable instruments (treasury stock method)	763,590	524,165	740,396	527,525
Market condition awards (contingently issuable)	85,979	112,454	73,033	99,393
Performance awards (contingently issuable)	73,087	58,184	41,348	49,375
Restricted stock units (treasury stock method)	525,999	266,330	397,950	224,771
Options (treasury stock method)	91,151	—	54,970	—
Diluted weighted-average common share equivalents	38,143,585	32,660,316	37,503,914	32,600,247
Basic earnings per share	$0.53	$0.16	$0.97	$0.67
Diluted earnings per share	$0.51	$0.16	$0.93	$0.66

The Company’s preferred shares participate in dividends and distributions with common stock on an as-converted basis and represent a participating security. Instruments awarded to employees that provide the holder the right to purchase common stock at a fixed price were included as potential common shares, weighted for the portion of the period they were granted, if dilutive.
Anti-dilutive instruments are excluded from the calculation of diluted weighted-average common share equivalents as they would have an anti-dilutive impact. The following table sets forth the weighted-average instruments that were

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
excluded from the calculation of diluted weighted-average common share equivalents during the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Contingently issuable instruments (treasury stock method)	—	58	—	—
Market condition awards (contingently issuable)	—	—	25,774	—
Performance awards (contingently issuable)	1,014	—	68,585	—
Restricted stock units (treasury stock method)	922	—	237,125	—
Options (treasury stock method)	315	—	357,059	—

The Company’s common and preferred shares financed by stock notes are contingently issuable instruments where the holder must return, all or part of, the shares if the stock notes are not paid off. The following table sets forth common share equivalents of contingently issuable instruments (in shares) that were excluded from basic earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Common shares	1,054,510	83,811	1,054,510	83,811
Preferred shares, if converted	—	1,059,601	—	1,059,601
Total	1,054,510	1,143,412	1,054,510	1,143,412

The impact of the contingently issuable instruments on diluted earnings per share was calculated using the treasury stock method and included in the reconciliation of the denominator of the basic and diluted earnings per share computations for the three and six months ended June 30, 2023 and 2022.
16.Related Party Transactions
Westaim
As of June 30, 2023 and December 31, 2022, Westaim and Westaim HIIG LP owned 28.4% and 44.5%, respectively, of the Company’s common stock. The changes in ownership percentage were primarily due to the IPO, conversion of preferred stock to common stock, and secondary offering.
The Company’s investment in Westaim was included in equity securities on the consolidated balance sheets. The unrealized loss on this investment as of June 30, 2023 and December 31, 2022 were $1.1 million and $2.3 million, respectively.
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
Net earned premium and gross commission expense related to these agreements for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Net earned premium	$19,916	$22,508	$42,101	$43,526
Commissions	6,149	5,759	13,002	13,107

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Premiums receivable as of June 30, 2023 and December 31, 2022 were $17.0 million and $9.9 million, respectively.
Reinsurance
The Company has reinsurance agreements with Everest Re, an affiliate of Mt. Whitney Securities, LLC, which was a limited partner of Westaim HIIG LP through November 30, 2022, and holder of preferred shares. During the three and six months ended June 30, 2023, Mt. Whitney Securities divested their entire ownership of the Company’s equity securities. Reinsurance premiums ceded during the three and six months ended June 30, 2022 related to the agreement were $22.6 million and $42.2 million, respectively. Reinsurance recoverable from Everest Re, net of premium payables at December 31, 2022 were $177.5 million.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the three and six months ended June 30, 2023 were $0.5 million and $2.6 million, respectively, compared to $1.5 million and $2.2 million, respectively, for the three and six months ended June 30, 2022.
See Note 4 and 5 for investments involving affiliated companies and additional related party transactions.
17.Commitments and Contingencies
Litigation
The Company is named as a defendant in various legal actions arising from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and loss adjustment expense reserves. Also, from time to time, the Company is a defendant in various legal actions that relate to bad faith claims, disputes with third parties or that involve alleged errors and omissions. The Company records accruals for these items to the extent the losses are probable and reasonably estimable. Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from outside legal counsel, the Company believes the resolution of any such matters will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “Skyward Specialty” as used below refers only to Skyward Specialty Insurance Group, Inc. and the terms “our Company,” “we,” “us,” and “our” as used below refer to Skyward Specialty Insurance Group and its consolidated subsidiaries. The term “second quarter” as used below refers to the three and six months ended June 30 for the time period then ended. Select insurance and accounting terms for Skyward Specialty are defined in the section entitled “Select Insurance and Financial Terms” included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

Overview
Founded in 2006, Skyward Specialty is a specialty insurance holding company incorporated in Delaware. We have one reportable segment through which we offer a broad array of commercial property and casualty products and solutions on a non-admitted (or E&S) and admitted basis, predominantly in the United States. We focus our business on markets that are underserved, dislocated and/or for which standard insurance coverages are insufficient or inadequate to meet the needs of businesses, including our customers and prospective customers operating in these markets. Our customers typically require highly specialized, customized underwriting solutions and claims capabilities. As such, we develop and deliver tailored insurance products and services to address each of the niche markets we serve.
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
Results of Operations
The following table summarizes our results for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Gross written premiums	$421,994	$326,227	$782,492	$608,869
Ceded written premiums	(208,257)	(137,496)	(366,614)	(284,737)
Net written premiums	$213,737	$188,731	$415,878	$324,132
Net earned premiums	$194,347	$146,076	$377,178	$287,803
Commission and fee income	2,240	2,060	3,732	2,290
Losses and LAE	124,405	91,801	239,305	181,790
Underwriting, acquisition and insurance expenses	56,683	44,383	108,338	84,918
Underwriting income(1)	$15,499	$11,952	$33,267	$23,385

Net investment income	$8,583	$10,530	$13,229	$25,679
Net investment gains (losses)	$5,351	$(14,374)	$6,312	$(18,812)
Income before income taxes	$25,016	$6,357	$44,738	$26,937
Net income	$19,452	$5,065	$35,008	$21,376
Adjusted operating income(1)	$16,017	$16,420	$31,503	$36,237

Loss and LAE ratio	64.0%	62.8%	63.4%	63.2%
Expense ratio	28.0%	29.0%	27.7%	28.7%
Combined ratio	92.0%	91.8%	91.1%	91.9%

Adjusted loss and LAE ratio(1)	64.2%	62.8%	63.6%	63.2%
Expense ratio	28.0%	29.0%	27.7%	28.7%
Adjusted combined ratio(1)	92.2%	91.8%	91.3%	91.9%

Annualized return on equity	15.1%	4.8%	14.8%	10.1%
Annualized return on tangible equity(1)	18.3%	6.1%	18.3%	12.9%
Annualized adjusted return on equity(1)	12.4%	15.5%	13.3%	17.1%
Annualized adjusted return on tangible equity(1)	15.1%	19.7%	16.5%	21.8%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2

Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income (Loss)
The following table provides a reconciliation of adjusted operating income to net income for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$25,016	$19,452	$6,357	$5,065	$44,738	$35,008	$26,937	$21,376
Add:
Other expenses	1,465	1,157	—	—	2,579	2,037	—	—
Less:
Net impact of loss portfolio transfer	462	365	—	—	704	556	—	—
Net investment gains (losses)	5,351	4,227	(14,374)	(11,355)	6,312	4,986	(18,812)	(14,861)
Adjusted operating income	$20,668	$16,017	$20,731	16,420	$40,301	$31,503	$45,749	$36,237

Underwriting Income (Loss)
The following table provides a reconciliation of underwriting income (loss) to income (loss) before federal income tax for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Income before income taxes	$25,016	$6,357	$44,738	$26,937
Add:
Interest expense	2,466	1,365	4,618	2,542
Amortization expense	486	386	873	773
Other expenses	1,465	—	2,579	—
Less:
Net investment income	8,583	10,530	13,229	25,679
Net investment gains (losses)	5,351	(14,374)	6,312	(18,812)
Underwriting income	$15,499	$11,952	$33,267	$23,385

Adjusted Loss Ratio / Adjusted Combined Ratio
The following table provides a reconciliation of the adjusted loss and LAE ratio and adjusted combined ratio to the loss and LAE ratio and combined ratio for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Net earned premiums	$194,347	$146,076	$377,178	$287,803

Losses and LAE	124,405	91,801	239,305	181,790
Less: Pre-tax net impact of loss portfolio transfer	462	—	704	—
Adjusted losses and LAE	$124,867	$91,801	$240,009	$181,790

Loss ratio	64.0%	62.8%	63.4%	63.2%
Less: Net impact of LPT	(0.2)%	—%	(0.2)%	—%
Adjusted Loss Ratio	64.2%	62.8%	63.6%	63.2%

Combined ratio	92.0%	91.8%	91.1%	91.9%
Less: Net impact of LPT	(0.2)%	—%	(0.2)%	—%
Adjusted Combined Ratio	92.2%	91.8%	91.3%	91.9%

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended June 30, 2023 and 2022:

($ in thousands)	2023	2022
Stockholders' equity	$522,678	$419,607
Less: Goodwill and intangible assets	89,181	90,603
Tangible stockholders' equity	$433,497	$329,004

Adjusted Return on Equity
The following table provides a reconciliation of annualized adjusted return on equity to annualized return on equity for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Numerator: annualized adjusted operating income	$64,068	$65,682	$63,006	$72,475
Denominator: average stockholders’ equity	$514,912	$424,113	$471,143	$422,844
Annualized adjusted return on equity	12.4%	15.5%	13.3%	17.1%

Return on Tangible Equity
Annualized return on tangible equity for the three and six months ended June 30, 2023 and 2022 reconciles to annualized return on equity as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Numerator: annualized net income	$77,808	$20,260	$70,016	$42,752
Denominator: average tangible stockholders’ equity	$425,570	$333,327	$381,251	$331,874
Annualized return on tangible equity	18.3%	6.1%	18.3%	12.9%

Adjusted Return on Tangible Equity
Annualized adjusted return on tangible equity for the three and six months ended June 30, 2023 and 2022 reconciles to annualized return on equity as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Numerator: annualized adjusted operating income	$64,068	$65,682	$63,006	$72,475
Denominator: average tangible stockholders’ equity	$425,570	$333,327	$381,251	$331,874
Annualized adjusted return on tangible equity	15.1%	19.7%	16.5%	21.8%
	15.1%
Underwriting Results
Premiums
The following table presents gross written premiums by underwriting division for the three months ended June 30, 2023 and 2022:

($ in thousands)	2023	2022	Change	% Change
Global Property & Agriculture	$124,080	$83,565	$40,515	48.5%
Industry Solutions	79,249	73,841	5,408	7.3%
Programs	52,598	47,003	5,595	11.9%
Captives	39,283	32,121	7,162	22.3%
Accident & Health	37,252	31,156	6,096	19.6%
Professional Lines	32,989	18,045	14,944	82.8%
Transactional E&S	30,632	19,464	11,168	57.4%
Surety	26,221	19,276	6,945	36.0%
Total continuing business	$422,304	$324,471	$97,833	30.2%
Exited business	(310)	1,756	(2,066)	(117.7%)
Total gross written premiums	$421,994	$326,227	$95,767	29.4%

The following table presents gross written premiums by underwriting division for the six months ended June 30, 2023 and 2022:

($ in thousands)	2023	2022	Change	% Change
Global Property & Agriculture	$198,420	$136,757	$61,663	45.1%
Industry Solutions	146,882	137,371	9,511	6.9%
Programs	101,297	94,513	6,784	7.2%
Captives	85,363	70,166	15,197	21.7%
Accident & Health	73,265	63,739	9,526	14.9%
Professional Lines	66,161	34,912	31,249	89.5%
Transactional E&S	60,249	31,334	28,915	92.3%
Surety	50,922	35,528	15,394	43.3%
Total continuing business	$782,559	$604,320	$178,239	29.5%
Exited business	(67)	4,549	(4,616)	(101.5%)
Total gross written premiums	$782,492	$608,869	$173,623	28.5%

The second quarter and first half of 2023 increase in gross written premiums, when compared to the same 2022 periods, was primarily driven by double-digit premium growth in our transactional E&S, global property and agriculture, professional lines, surety and captives underwriting divisions. The gross written premium increases were primarily driven by new business and rate increases. During the first half of 2023, we added new teams and products in our surety, captives, professional lines and global property and agriculture underwriting divisions.
Net earned premiums for the second quarter of 2023 were $194.3 million compared to $146.1 million for the same 2022 period, an increase of $48.2 million or 33.0%. Net earned premiums for the first half of 2023 were $377.2 million compared to $287.8 million for the same 2022 period, an increase of $89.4 million or 31.1%. The increase in net earned premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above. For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in this Item 2.
Losses and LAE
The following table sets forth the components of the loss and LAE ratio and adjusted loss and LAE ratio for the three months ended June 30, 2023 and 2022:

	2023		2022
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$118,062	60.7%	$91,801	62.8%
Cat loss and LAE(1)	6,805	3.5%	—	0.0%
Prior accident year development - LPT	(462)	(0.2)%	—	0.0%
Total losses and LAE	$124,405	64.0%	$91,801	62.8%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$118,062	60.7%	$91,801	62.8%
Cat loss and LAE(1)	6,805	3.5%	—	—%
Total adjusted losses and LAE(2)	$124,867	64.2%	$91,801	62.8%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 2
The following table sets forth the components of the loss and LAE ratio and adjusted loss and LAE ratio for the six months ended June 30, 2023 and 2022:

	2023		2022
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$229,964	60.9%	$181,790	63.2%
Cat loss and LAE(1)	10,045	2.7%	—	0.0%
Prior accident year development - LPT	(704)	(0.2)%	—	0.0%
Total losses and LAE	$239,305	63.4%	$181,790	63.2%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$229,964	60.9%	$181,790	63.2%
Cat loss and LAE(1)	10,045	2.7%	—	—%
Total adjusted losses and LAE(2)	$240,009	63.6%	$181,790	63.2%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 2
The loss ratio for the second quarter of 2023 increased 1.2 points when compared to the same 2022 period. Catastrophe losses from three large convective storm losses in the South in our global property and transactional E&S divisions added 3.5 points to the current quarter loss ratio, compared to the second quarter of 2022 which was not impacted by catastrophe losses. The non-cat loss and LAE ratio improved 2.1 points when compared to the same 2022 period primarily driven by the shift in the mix of business and continued run-off of exited business.
The loss ratio for the first half of 2023 increased 0.2 points when compared to the same 2022 period. Catastrophe losses from second quarter convective storms and first quarter wind and hail events, including tornadoes, added 2.7 points to the loss ratio compared to the first half of 2022, which was not impacted by catastrophe losses. The non-cat loss and LAE ratio improved 2.3 points when compared to the same 2022 period primarily driven by the shift in the mix of business and continued run-off of exited business.
Expense Ratio
The following table sets forth the components of the expense ratio for the three months ended June 30, 2023 and 2022:

	2023		2022
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$23,136	11.9%	$14,714	10.1%
Other operating and general expenses	33,547	17.3%	29,669	20.3%
Underwriting, acquisition and insurance expenses	56,683	29.2%	44,383	30.4%
Less: commission and fee income	(2,240)	(1.2%)	(2,060)	(1.4%)
Total net expenses	$54,443	28.0%	$42,323	29.0%

The following table sets forth the components of the expense ratio for the six months ended June 30, 2023 and 2022:

	2023		2022
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$44,371	11.7%	$28,135	9.8%
Other operating and general expenses	63,967	17.0%	56,783	19.7%
Underwriting, acquisition and insurance expenses	108,338	28.7%	84,918	29.5%
Less: commission and fee income	(3,732)	(1.0%)	(2,290)	(0.8%)
Total net expenses	$104,606	27.7%	$82,628	28.7%

The expense ratios for the second quarter and first half of 2023 improved 1.0 point, respectively, when compared to the same 2022 periods, primarily driven by improvements in the other operating and general expenses ratios due to the increase in earned premiums. Partially offsetting the improvements were increases in the net policy acquisition expense ratios due to the shift in our mix of business.
The expense ratios for the second quarter and first half of 2023 exclude the impact of IPO related stock compensation and secondary offering expenses, which are reported in other expenses in our condensed consolidated statements of operations and comprehensive income (loss).

Investment Results
The following table sets forth the components of net investment income and net investment gains (losses) for the three months ended June 30 and 2022:

	2023		2022
($ in thousands)	Net Investment Income	Annualized Net Yield	Net Investment Income	Annualized Net Yield
Short-term and money market investments	$3,142	5.3%	$143	0.4%
Core fixed income	6,967	3.6%	3,409	2.7%
Opportunistic fixed income	(2,429)	(5.7)%	7,026	14.4%
Equities	902	2.3%	(53)	(0.2)%
Net investment income(1)	$8,582	2.6%	$10,525	4.2%
Net unrealized gains (losses) on securities still held	$5,017		$(14,514)
Net realized gains	334		140
Net investment gains (losses)	$5,351		$(14,374)

(1) Excludes operating cash of $1 and $5, respectively.
The following table sets forth the components of net investment income and net investment gains (losses) for the six months ended June 30, 2023 and 2022:

	2023		2022
($ in thousands)	Net Investment Income	Annualized Net Yield	Net Investment Income	Annualized Net Yield
Short-term and money market investments	$4,922	6.4%	$146	0.2%
Core fixed income	13,306	3.6%	6,396	2.6%
Opportunistic fixed income	(5,570)	(6.1)%	18,473	25.7%
Equities	569	0.7%	657	1.7%
Net investment income(1)	$13,227	2.1%	$25,672	6.2%
Net unrealized gains (losses) on securities still held	$8,784		$(19,883)
Net realized (losses) gains	(2,472)		1,071
Net investment gains (losses)	$6,312		$(18,812)

(1) Excludes operating cash of $2 and $7, respectively.
Net investment income for the second quarter and first half of 2023 decreased $1.9 million and $12.5 million, respectively, when compared to the same 2022 periods. For the second quarter and first half of 2023, increased income from core fixed income and short-term and money market investments was offset by losses in opportunistic fixed income.
The increase in income from our core fixed income portfolio for the second quarter and first half of 2023 was due to (i) a larger asset base as we continued to increase our allocation to this part of our investment portfolio and (ii) higher net investment book yields of 3.6%, respectively, compared to 2.7% and 2.6%, respectively, for the same 2022 periods. The increase in income from short-term and money market investments for the second quarter and first half of 2023 was due to higher investment yields of 5.3% and 6.4%, respectively, compared to 0.4% and 0.2%, respectively, for the same 2022 periods. The opportunistic fixed income portfolio was impacted by a decline in the fair value of limited partnership investments for the second quarter and first half of 2023 when compared to the same 2022 periods.
When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at June 30, 2023 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 2, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.

Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at June 30, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair value	% of total	Fair value	% of total
Short-term and money market investments	$190,674	14.8%	$121,268	11.2%
Core fixed income	767,491	59.5%	607,572	56.1%
Opportunistic fixed income	168,921	13.0%	196,021	18.1%
Equities	163,715	12.7%	157,506	14.6%
Total investment portfolio	$1,290,801	100.0%	$1,082,367	100.0%

Core fixed income
The core fixed income portfolio consists primarily of investment grade fixed income securities which are predominantly highly-rated and liquid bonds. Our objective is to earn attractive risk-adjusted returns with a low risk of loss of principal. The portfolio is managed by third party managers. The average duration of the portfolio was approximately 4.2 years and 4.3 years, respectively, as of June 30, 2023 and December 31, 2022.
The following table sets forth the components of our core fixed income portfolio at June 30, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair value	% of total fair value	Fair value	% of total fair value
U.S. government securities	$44,483	5.8%	$48,541	8.0%
Corporate securities and miscellaneous	293,560	38.3%	235,129	38.7%
Municipal securities	70,973	9.2%	57,727	9.5%
Residential mortgage-backed securities	196,946	25.7%	119,856	19.7%
Commercial mortgage-backed securities	17,979	2.3%	36,495	6.0%
Asset-backed securities	143,550	18.7%	109,824	18.1%
Core fixed income securities, available-for-sale	$767,491	100.0%	$607,572	100.0%

The weighted average credit rating of the portfolio was “AA” by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) at June 30, 2023 and December 31, 2022. The following table sets forth the credit quality of our core fixed income portfolio at June 30, 2023 and December 31, 2022, as rated by Standard & Poor’s or equivalent designation:

	2023		2022
($ in thousands)	Fair value	% of total	Fair value	% of total
AAA	$371,530	48.4%	$283,733	46.7%
AA	91,586	11.9%	74,604	12.3%
A	183,654	23.9%	134,175	22.1%
BBB	91,621	12.0%	88,369	14.5%
BB and Lower	29,100	3.8%	26,691	4.4%
Total core fixed income	$767,491	100.0%	$607,572	100.0%

Opportunistic fixed income
The opportunistic fixed income portfolio is managed by Arena which is affiliated with Westaim, our largest stockholder. The opportunistic fixed income portfolio consists of separately managed accounts, limited partnerships, promissory notes and equity interests. The underlying securities are primarily floating rate senior secured loans, comprised of short duration, collateralized, asset-oriented credit investments designed to generate attractive risk-adjusted returns. The limited partnerships are subject to future increases or decreases in asset value as asset values are monetized and the income is distributed. As of June 30, 2023, the opportunistic fixed income portfolio consisted of three components: diversified asset based lending (55.6%), commercial mortgage loans (27.9%) and cash and cash equivalents (16.5%).
The following table sets forth the components of our opportunistic fixed income portfolio by industry sector at June 30, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Real Estate	$78,973	46.8%	$90,370	46.1%
Oil & Gas	18,585	11.0%	20,725	10.6%
Banking, Finance & Insurance	14,121	8.4%	13,870	7.1%
Other sectors(1)	29,471	17.4%	34,072	17.4%
Cash and cash equivalents(2)	27,771	16.4%	36,984	18.8%
Opportunistic fixed income	$168,921	100.0%	$196,021	100.0%

(1) Other sectors primarily includes Aerospace & Defense, Business Services, Retail, Commercial & Industrial and Environmental.
(2) Includes cash on settlements that have not yet been reinvested.
The average duration of the direct loans in the portfolio is approximately 1.4 years and 1.4 years as of June 30, 2023 and December 31, 2022, respectively.
Equities
The equities portfolio primarily consists of domestic preferred stocks, common equities, exchange traded funds, limited partnerships, limited liability corporations and other types of equity interests, 78.1% of which are publicly traded. The portfolio is directed internally and includes both self-managed investments and portfolios managed by third-party investment management firms.
The following table sets forth the components of our equities portfolio by security type at June 30, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair value	% of total fair value	Fair value	% of total fair value
Domestic common equities	$81,723	50.0%	$76,929	48.8%
International common equities	39,190	23.9%	34,468	21.9%
Preferred stock	6,948	4.2%	8,772	5.6%
Other(1)	35,854	21.9%	37,337	23.7%
Equities	$163,715	100.0%	$157,506	100.0%

(1) Other includes limited partnerships, limited liability companies and other equity interests
Other Items
Income Taxes
Income tax expense for the three and six months ended June 30, 2023 was $5.6 million and $9.7 million, respectively, compared to $1.3 million and $5.6 million, respectively, for the same 2022 periods. Our effective tax rate for the three and six months ended June 30, 2023 was 22.2% and 21.7%, respectively, compared to 20.3% and 20.6%, respectively, for the same 2022 periods. For additional information, see Note 9 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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
Our cash flows for the six months ended June 30, 2023 and 2022 were:

($ in thousands)	2023	2022
Cash and cash equivalents provided by (used in):
Operating activities	$108,477	$64,016
Investing activities	(198,084)	(75,676)
Financing activities	66,455	2,150
Change in cash and cash equivalents and restricted cash	$(23,152)	$(9,510)

The increase in cash provided by operating activities in 2023 and 2022 was primarily due to positive cash flow from our insurance operations. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
Net cash used in investing activities in 2023 and 2022 was primarily driven by purchases of fixed maturity securities and short-term investments.
Net cash provided by financing activities in 2023 was primarily from proceeds of $66.3 million from our IPO.
Credit Agreements
Revolving Credit Facility
On March 29, 2023, we entered into an unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of participating banks. The Revolving Credit Facility provides us with up to a $150.0 million revolving credit facility, with an accordion that can increase the capacity by $50.0 million, and a letter of credit sub-facility of up to $30.0 million.
During the first quarter of 2023, we drew $50.0 million on the Revolving Credit Facility and used the proceeds to pay off the principal on our existing term loan. In connection with our entry into the Revolving Credit Facility, we terminated the existing term loan and revolving line of credit pursuant to our Credit Agreement dated as of December 11, 2019, with Prosperity Bank.
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At June 30, 2023, the six-month SOFR on the Revolving Credit Facility was 4.66%, plus a margin of 1.60%.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of June 30, 2023, we are in compliance with all covenants.
Trust Preferred
In August 2006, we received $58.0 million of proceeds from a debenture offering through a statutory trust, Delos Capital Trust (the “Trust”). The sole asset of the Trust consists of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Trust Preferred”) with a principal amount of $59.8 million issued by us and cash of $1.8 million from the issuance of Trust common shares purchased by us equal to 3% of the Trust capitalization. The Trust Preferred are an unsecured obligation, are redeemable, and have a maturity date of September 15, 2036. Interest on the Trust Preferred is payable quarterly at an annual rate based on the three-month LIBOR (5.55% and 4.77% at June 30, 2023 and December 31, 2022, respectively), plus 3.4%.
Subordinated Debt
In May 2019, we issued unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the subordinated notes is 7.25% fixed for the first eight years and 8.25% fixed thereafter. Early retirement of the debt ahead of the eight-year commitment requires all interest payments to be paid in full, as well as the return of all capital. Principal payment is due at maturity on May 24, 2039 and interest is payable quarterly.
At June 30, 2023 the ratio of total debt outstanding, including the Revolving Credit Facility, the Trust Preferred and the Notes, to total capitalization (defined as total debt plus stockholders’ equity) was 19.8% and at December 31, 2022, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization was 23.4%.
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
For the three and six months ended June 30, 2023 our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 50.6% and 53.1%, respectively, compared to 57.9% and 53.2%, respectively, for the same 2022 periods.
The following is a summary of our reinsurance programs as of June 30, 2023:

Line of Business	Maximum Company Retention
Accident & Health	$0.88 million per occurrence
Commercial Auto(1)	$0.60 million per occurrence
Excess Casualty(1)(2)	$1.24 million per occurrence
General Liability(1)	$1.25 million per occurrence
Professional Lines(2)	$2.70 million per occurrence
Property(3)	$2.80 million per occurrence
Surety(2)	$3.00 million per occurrence
Workers’ Compensation(2)	$1.55 million per occurrence
Cyber	$2.69 million per occurrence
Representation and Warranty	$2.50 million per occurrence

(1) Legal defense expenses can force exposure above the maximum company retention for Excess Casualty, Commercial Auto and General Liability.
(2) Reinsurance is subject to a loss ratio cap or aggregate level of loss cover that exceeds a modeled 1:250-year PML event.
(3) Catastrophe loss protection is purchased up to $28.0 million in excess of $12.0 million retention, which provides cover for a 1:250-year PML event.
Credit and Financial Strength Ratings
On September 30, 2022, A.M. Best affirmed Skyward Specialty’s financial strength rating of A- (Excellent) with a stable outlook.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Skyward Specialty Insurance Group, Inc.
Date: August 10, 2023	By:	/s/ Andrew Robinson
Andrew Robinson
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)