Form 10-Q
period 2023-09-30
Skyward Specialty Insurance Group, Inc.
filed 2023-11-09
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of November 2, 2023, the registrant had 37,677,586 shares of common stock outstanding.

Form 10-Q	Item and Description	Page
Part I
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine-Month Periods Ended September 30, 2023 and 2022 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2023 and 2022 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2023 and 2022 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47
Part II
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
Signatures		49

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $942,841 and $662,616, respectively)	$874,864	$607,572
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $320 as of September 30, 2023)	44,437	52,467
Equity securities, at fair value	107,387	120,169
Mortgage loans (at fair value as of September 30, 2023; at amortized cost as of December 31, 2022)	59,318	51,859
Other long-term investments	115,823	129,142
Short-term investments, at fair value	194,049	121,158
Total investments	1,395,878	1,082,367
Cash and cash equivalents	53,730	45,438
Restricted cash	49,536	79,573
Premiums receivable, net	211,940	139,215
Reinsurance recoverables, net	615,675	581,359
Ceded unearned premium	218,784	157,645
Deferred policy acquisition costs	99,255	68,938
Deferred income taxes	35,006	36,188
Goodwill and intangible assets, net	88,808	89,870
Other assets	82,083	82,846
Total assets	$2,850,695	$2,363,439
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$1,268,711	$1,141,757
Unearned premiums	596,011	442,509
Deferred ceding commission	41,704	29,849
Reinsurance and premium payables	161,832	113,696
Funds held for others	53,963	36,858
Accounts payable and accrued liabilities	64,407	48,499
Notes payable	50,000	50,000
Subordinated debt, net of debt issuance costs	78,670	78,609
Total liabilities	2,315,298	1,941,777
Stockholders’ equity
Series A preferred stock, $0.01 par value; 10,000,000 and 2,000,000 shares authorized, 0 and 1,969,660 shares issued and outstanding, respectively	—	20
Common stock, $0.01 par value, 500,000,000 and 168,000,000 shares authorized, 37,677,521 and 16,832,955 shares issued, respectively	377	168
Treasury stock, $0.01 par value, 0 and 233,289 shares, respectively	—	(2)
Additional paid-in capital	645,292	577,289
Stock notes receivable	(5,625)	(6,911)
Accumulated other comprehensive loss	(53,673)	(43,485)
Accumulated deficit	(50,974)	(105,417)
Total stockholders’ equity	535,397	421,662
Total liabilities and stockholders’ equity	$2,850,695	$2,363,439

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenues:
Net earned premiums	$227,033	$158,048	$604,211	$445,851
Commission and fee income	2,085	1,362	5,817	3,652
Net investment income	13,089	5,988	26,318	31,667
Net investment (losses) gains	(2,984)	(7,305)	3,328	(26,117)
Total revenues	239,223	158,093	639,674	455,053
Expenses:
Losses and loss adjustment expenses	138,536	111,746	377,841	293,536
Underwriting, acquisition and insurance expenses	68,315	47,340	176,653	132,258
Interest expense	2,632	1,738	7,250	4,280
Amortization expense	463	387	1,336	1,160
Other expenses	1,482	—	4,061	—
Total expenses	211,428	161,211	567,141	431,234
Income (loss) before income taxes	27,795	(3,118)	72,533	23,819
Income tax expense (benefit)	6,084	(719)	15,814	4,842
Net income (loss)	21,711	(2,399)	56,719	18,977
Net income attributable to participating securities	—	—	1,492	9,124
Net income (loss) attributable to common stockholders	$21,711	$(2,399)	$55,227	$9,853
Comprehensive income (loss):
Net income (loss)	$21,711	$(2,399)	$56,719	$18,977
Other comprehensive loss:
Unrealized gains and losses on investments:
Net change in unrealized losses on investments, net of tax	(8,722)	(17,806)	(5,309)	(49,308)
Reclassification adjustment for (losses) gains on securities no longer held, net of tax	(3,667)	31	(4,879)	362
Total other comprehensive loss	(12,389)	(17,775)	(10,188)	(48,946)
Comprehensive income (loss)	$9,322	$(20,174)	$46,531	$(29,969)
Per share data:
Basic earnings (loss) per share	$0.59	$(0.15)	$1.56	$0.60
Diluted earnings (loss) per share	$0.57	$(0.15)	$1.50	$0.58
Weighted-average common shares outstanding
Basic	36,743,393	16,465,588	35,502,843	16,464,313
Diluted	38,403,843	16,465,588	37,830,431	32,598,669

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

($ in thousands)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Stock Notes Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2023	$20	$168	$(2)	$577,289	$(6,911)	$(43,485)	$(105,417)	$421,662
Cumulative effect on adoption of ASU No. 2016-13	—	—	—	—	—	—	(2,276)	(2,276)
Employee equity transactions	—	—	—	1,864	193	—	—	2,057
Preferred stock conversion to common shares	(20)	161	2	(143)	—	—	—	—
Proceeds from initial public offering, net	—	48	—	62,358	—	—	—	62,406
Net income	—	—	—	—	—	—	15,556	15,556
Other comprehensive income, net of tax	—	—	—	—	—	7,741	—	7,741
Balance at March 31, 2023	$—	$377	$—	$641,368	$(6,718)	$(35,744)	$(92,137)	$507,146
Employee equity transactions	—	—	—	2,011	—	—	—	2,011
Expenses from initial public offering	—	—	—	(391)	—	—	—	(391)
Net income	—	—	—	—	—	—	19,452	19,452
Other comprehensive loss, net of tax	—	—	—	—	—	(5,540)	—	(5,540)
Balance at June 30, 2023	$—	$377	$—	$642,988	$(6,718)	$(41,284)	$(72,685)	$522,678
Employee equity transactions	—	—	—	2,304	1,093	—	—	3,397
Net income	—	—	—	—	—	—	21,711	21,711
Other comprehensive loss, net of tax	—	—	—	—	—	(12,389)	—	(12,389)
Balance at September 30, 2023	$—	$377	$—	$645,292	$(5,625)	$(53,673)	$(50,974)	$535,397

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

($ in thousands)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Stock Notes Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at January 1, 2022	$20	$168	$(2)	$575,159	$(9,092)	$4,640	$(144,813)	$426,080
Employee equity transactions	—	—	—	502	188	—	—	690
Reclassification of stock notes receivable to other assets	—	—	—	—	1,942	—	—	1,942
Net income	—	—	—	—	—	—	16,311	16,311
Other comprehensive loss, net of tax	—	—	—	—	—	(16,404)	—	(16,404)
Balance at March 31, 2022	$20	$168	$(2)	$575,661	$(6,962)	$(11,764)	$(128,502)	$428,619
Employee equity transactions	—	—	—	670	20	—	—	690
Net income	—	—	—	—	—	—	5,065	5,065
Other comprehensive loss, net of tax	—	—	—	—	—	(14,767)	—	(14,767)
Balance at June 30, 2022	$20	$168	$(2)	$576,331	$(6,942)	$(26,531)	$(123,437)	$419,607
Employee equity transactions	—	—	—	354	30	—	—	384
Net loss	—	—	—	—	—	—	(2,399)	(2,399)
Other comprehensive loss, net of tax	—	—	—	—	—	(17,775)	—	(17,775)
Balance at September 30, 2022	$20	$168	$(2)	$576,685	$(6,912)	$(44,306)	$(125,836)	$399,817

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
($ in thousands)	2023	2022
Cash flows from operating activities
Net income	$56,719	$18,977
Adjustments to reconcile net income to net cash provided by operating activities	161,820	105,936
Net cash provided by operating activities	218,539	124,913
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(342,088)	(211,097)
Purchase of illiquid investments	(1,156)	(4,431)
Purchase of equity securities	(22,436)	(49,018)
Investment in direct and indirect loans	(3,313)	(13,134)
Sales and maturities of investment securities	110,695	76,765
Distributions from equity method investments	1,704	2,052
Change in short-term investments	(72,891)	59,363
Receivable for securities sold	14,442	3,273
Cash provided by deposit accounting	8,631	8,780
Other, net	(1,421)	(834)
Net cash used in investment activities	(307,833)	(128,281)
Cash flows from financing activities:
Employee share purchases	1,287	2,180
Draw on revolving line of credit	50,000	—
Repayment of term loan	(50,000)	—
Proceeds from initial public offering	66,262	—
Net cash provided by financing activities	67,549	2,180
Net decrease in cash and cash equivalents and restricted cash	(21,745)	(1,188)
Cash and cash equivalents and restricted cash at beginning of period	125,011	107,274
Cash and cash equivalents and restricted cash at end of period	$103,266	$106,086
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,503	$3,860
Cash paid for federal income taxes	$10,000	$—

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
Investments
Available-for-sale
Investments in fixed maturities that are classified as available-for-sale are carried at fair value. For available-for-sale fixed maturities in an unrealized loss position, the Company first determines whether there is an intent to sell the security or if it is more likely than not that the Company will be required to sell the security before maturity or recovery of its cost basis. If either of these criteria were met, the amortized cost of the security is written down to fair value with the losses recognized in net investment (losses) gains on the consolidated statements of operations. If neither of the these criteria were met, the Company determines whether unrealized losses are due to credit-related factors. If the unrealized losses are due to credit-related factors, an allowance for credit losses is determined using a present value of cash flows compared to the amortized cost of the security.
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
Mortgage loans
The Company elected the fair value option in accounting for mortgage loans effective January 1, 2023 as targeted transition relief. Under the fair value option, mortgage loans are measured at fair value, and changes in unrealized gains and losses on mortgage loans are reported in net investment (losses) gains on the condensed consolidated statements of operations. Interest income and amortization continue to be recognized in net investment income on the consolidated statements of operations.
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
Premiums Receivable
Premiums receivable are carried net of an allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses. The Company develops a historical loss rate using historical write-offs and aging of receivables. This historical loss rate is adjusted for current conditions, reasonable and supportable forecasts and our ability to cancel coverage on a policy after premium is considered past due. Changes in the allowance for credit losses are recognized in underwriting, acquisition and insurance expenses on the consolidated statements of operations.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.Investments
The following tables set forth the amortized cost and the fair value by investment category at September 30, 2023 and December 31, 2022:

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$47,778	$—	$(1,396)	$—	$46,382
Corporate securities and miscellaneous	357,652	228	(24,871)	—	333,009
Municipal securities	93,489	8	(10,130)	—	83,367
Residential mortgage-backed securities	255,083	36	(24,421)	—	230,698
Commercial mortgage-backed securities	19,877	—	(2,206)	—	17,671
Asset-backed securities	168,962	201	(5,426)	—	163,737
Total fixed maturity securities, available-for-sale	$942,841	$473	$(68,450)	$—	$874,864
Fixed maturity securities, held-to-maturity:
Asset-backed securities	$44,757	$—	$(3,668)	$(320)	$40,769
Total fixed maturity securities, held-to-maturity	$44,757	$—	$(3,668)	$(320)	$40,769

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
December 31, 2022
Fixed maturity securities, available-for-sale:
U.S. government securities	$50,416	$1	$(1,876)	$48,541
Corporate securities and miscellaneous	255,116	767	(20,754)	235,129
Municipal securities	65,836	24	(8,133)	57,727
Residential mortgage-backed securities	134,844	218	(15,206)	119,856
Commercial mortgage-backed securities	40,129	50	(3,684)	36,495
Asset-backed securities	116,275	91	(6,542)	109,824
Total fixed maturity securities, available-for-sale	$662,616	$1,151	$(56,195)	$607,572
Fixed maturity securities, held-to-maturity:
Asset-backed securities	$52,467	$—	$(5,696)	$46,771
Total fixed maturity securities, held-to-maturity	$52,467	$—	$(5,696)	$46,771

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at September 30, 2023:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$29,963	$29,280
Due after one year through five years	256,015	240,868
Due after five years through ten years	130,724	118,893
Due after ten years	82,217	73,717
Mortgage-backed securities	274,960	248,369
Asset-backed securities	168,962	163,737
Total	$942,841	$874,864

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at September 30, 2023 consisted entirely of asset backed securities that were not due at a single maturity date.
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$24,001	$(524)	$22,381	$(872)	$46,382	$(1,396)
Corporate securities and miscellaneous	143,712	(5,181)	170,048	(19,690)	313,760	(24,871)
Municipal securities	35,518	(1,667)	45,324	(8,463)	80,842	(10,130)
Residential mortgage-backed securities	122,385	(4,506)	100,990	(19,915)	223,375	(24,421)
Commercial mortgage-backed securities	7,648	(352)	10,023	(1,854)	17,671	(2,206)
Asset-backed securities	81,952	(1,317)	65,329	(4,109)	147,281	(5,426)
Total fixed maturity securities, available-for-sale	415,216	(13,547)	414,095	(54,903)	829,311	(68,450)
Fixed maturity securities, held-to-maturity:
Asset-backed securities	—	—	40,769	(3,668)	40,769	(3,668)
Total fixed maturity securities, held-to-maturity:	—	—	40,769	(3,668)	40,769	(3,668)
Total	$415,216	$(13,547)	$454,864	$(58,571)	$870,080	$(72,118)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Fixed maturity securities, available-for-sale:
U.S. government securities	$28,966	$(603)	$18,577	$(1,273)	$47,543	$(1,876)
Corporate securities and miscellaneous	171,506	(16,063)	34,283	(4,691)	205,789	(20,754)
Municipal securities	51,701	(7,236)	3,689	(897)	55,390	(8,133)
Residential mortgage-backed securities	56,246	(4,152)	52,778	(11,054)	109,024	(15,206)
Commercial mortgage-backed securities	25,836	(1,488)	8,583	(2,196)	34,419	(3,684)
Asset-backed securities	74,684	(3,351)	25,820	(3,191)	100,504	(6,542)
Total fixed maturity securities, available-for-sale	408,939	(32,893)	143,730	(23,302)	552,669	(56,195)
Fixed maturity securities, held-to-maturity:
Asset-backed securities	46,771	(5,696)	—	—	46,771	(5,696)
Total fixed maturity securities, held-to-maturity:	46,771	(5,696)	—	—	46,771	(5,696)
Total	$455,710	$(38,589)	$143,730	$(23,302)	$599,440	$(61,891)

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
As of September 30, 2023, the Company had 869 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company determined that no credit impairment existed in the gross unrealized holding losses because the credit ratings of these securities were consistent with the credit ratings when purchased and/or at origination, there were no adverse changes in financial condition of the issuer and no adverse credit quality events in underlying assets. The Company attributed the unrealized losses to the changes in interest rates.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of net investment (losses) gains for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross realized gains
Fixed maturity securities, available-for sale	$156	$64	$860	$174
Equity securities	3,959	605	6,000	3,481
Other	—	—	1	36
Total	4,115	669	6,861	3,691
Gross realized losses
Fixed maturity securities, available-for sale	(381)	(288)	(837)	(781)
Equity securities	(245)	(1,388)	(5,006)	(2,825)
Other	(82)	(1)	(84)	(22)
Total	(708)	(1,677)	(5,927)	(3,628)
Net unrealized (losses) gains on investments
Equity securities	(6,417)	(6,297)	2,367	(26,180)
Mortgage loans	26	—	27	—
Net investment (losses) gains	$(2,984)	$(7,305)	$3,328	$(26,117)

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
($ in thousands)	2023	2022
Fixed maturity securities, available-for sale	$25,465	$9,646
Equity securities	38,581	32,356

The following table sets forth the components of net investment income for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Income:
Fixed maturity securities, available-for sale	$9,180	$4,912	$23,439	$12,103
Fixed maturity securities, held-to-maturity	1,067	805	3,321	4,147
Equity securities	769	912	2,539	2,650
Equity method investments	(4)	(3,861)	(6,772)	7,615
Mortgage loans	1,249	1,275	3,997	3,109
Indirect loans	(761)	3,104	(4,009)	7,783
Short-term investments and cash	3,165	505	8,140	716
Other	(115)	(135)	(106)	(153)
Total investment income	14,550	7,517	30,549	37,970
Investment expenses	(1,461)	(1,529)	(4,231)	(6,303)
Net investment income	$13,089	$5,988	$26,318	$31,667

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in net unrealized losses on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Fixed maturity securities	$(15,706)	$(22,500)	$(12,933)	$(61,957)
Deferred income taxes	3,317	4,725	2,745	13,011
Total	$(12,389)	$(17,775)	$(10,188)	$(48,946)

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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of September 30, 2023:

September 30, 2023
High	15.28%
Low	4.50%
Weighted average	6.82%

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the Company’s investments within the fair value hierarchy at September 30, 2023 and December 31, 2022:

September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$46,382	$—	$—	$46,382
Corporate securities and miscellaneous	—	333,009	—	333,009
Municipal securities	—	83,367	—	83,367
Residential mortgage-backed securities	—	230,698	—	230,698
Commercial mortgage-backed securities	—	17,671	—	17,671
Asset-backed securities	—	163,737	—	163,737
Total fixed maturity securities, available-for-sale	46,382	828,482	—	874,864
Fixed maturity securities, held-to-maturity:
Asset-backed securities	—	—	40,769	40,769
Total fixed maturity securities, held-to-maturity	—	—	40,769	40,769
Common stocks:
Consumer discretionary	1,687	—	—	1,687
Consumer staples	13,345	—	—	13,345
Energy	3,434	—	—	3,434
Finance	21,556	—	—	21,556
Industrial	10,681	—	—	10,681
Information technology	3,974	—	—	3,974
Materials	3,173	—	—	3,173
Other	2,291	—	—	2,291
Total common stocks	60,141	—	—	60,141
Preferred stocks:
Consumer staples	—	404	—	404
Finance	—	4,756	—	4,756
Industrial	—	1,025	—	1,025
Other	—	714	—	714
Total preferred stocks	—	6,899	—	6,899
Mutual funds:
Fixed income	5,197	—	—	5,197
Equity	34,678	—	—	34,678
Commodity	472	—	—	472
Total mutual funds	40,347	—	—	40,347
Total equity securities	100,488	6,899	—	107,387
Mortgage loans	—	—	59,318	59,318
Short-term investments	194,049	—	—	194,049
Total investments	$340,919	$835,381	$100,087	$1,276,387

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$48,541	$—	$—	$48,541
Corporate securities and miscellaneous	—	235,129	—	235,129
Municipal securities	—	57,727	—	57,727
Residential mortgage-backed securities	—	119,856	—	119,856
Commercial mortgage-backed securities	—	36,495	—	36,495
Asset-backed securities	—	109,824	—	109,824
Total fixed maturity securities, available-for-sale	48,541	559,031	—	607,572
Fixed maturity securities, held-to-maturity:
Asset-backed securities	—	—	46,771	46,771
Total fixed maturity securities, held-to-maturity:	—	—	46,771	46,771
Common stocks:
Consumer discretionary	1,948	—	—	1,948
Consumer staples	12,036	—	—	12,036
Energy	3,241	—	—	3,241
Finance	22,636	—	—	22,636
Industrial	9,452	—	—	9,452
Information technology	2,284	—	—	2,284
Materials	2,820	—	—	2,820
Other	1,579	—	—	1,579
Total common stocks	55,996	—	—	55,996
Preferred stocks:
Consumer staples	—	117	—	117
Finance	—	7,085	—	7,085
Industrial	—	1,020	—	1,020
Other	—	549	—	549
Total preferred stocks	—	8,771	—	8,771
Mutual funds:
Fixed income	5,068	—	—	5,068
Equity	49,773	—	—	49,773
Commodity	561	—	—	561
Total mutual funds	55,402	—	—	55,402
Total equity securities	111,398	8,771	—	120,169
Mortgage loans	—	—	52,842	52,842
Short-term investments	121,158	—	—	121,158
Total investments	$281,097	$567,802	$99,613	$948,512

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the nine months ended September 30, 2023:

($ in thousands)	Mortgage Loans
Balance at December 31, 2022	$52,842
Total gains for the period recognized in net investment gains (losses)	22
Issuances	892
Settlements	(11,421)
Balance at March 31, 2023	$42,335
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$(14)
Total gains for the period recognized in net investment gains (losses)	(21)
Issuances	30
Settlements	(9,582)
Balance at June 30, 2023	$32,762
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$3
Total gains for the period recognized in net investment gains (losses)	26
Issuances	26,530
Settlements	—
Balance at September 30, 2023	$59,318
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$26

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
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of September 30, 2023, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
Notes payable: The carrying value approximates the estimated fair value for notes payable as the notes payable accrue interest at current market rates plus a spread. The Company determines fair value using the income approach utilizing inputs that are observable (Level 2).

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
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes Payable
Term loan, due December 31, 2024	$—	$—	$50,000	$50,000
Revolving credit facility	50,000	50,000	—	—
Notes payable	$50,000	$50,000	$50,000	$50,000
Subordinated Debt
Junior subordinated interest debentures	$59,174	$59,794	$59,137	$59,794
Unsecured subordinated notes	19,496	19,326	19,472	18,934
Subordinated debt, net of debt issuance costs	$78,670	$79,120	$78,609	$78,728

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.
4.Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”), managed by Arena Investors, LP (“Arena”), which is affiliated with The Westaim Corporation (“Westaim”) who, directly and through Westaim HIIG LP (a limited partnership controlled by Westaim), is the Company’s largest stockholder. As of September 30, 2023 and December 31, 2022, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate, mature in approximately 1 to 2 years from loan origination and the principal amounts of the loans range between 61% to 90% property’s appraised value at the time the loans were made. Mortgage loan participations are carried at fair value as of September 30, 2023 and cost adjusted for unamortized premiums, discounts, and loan fees as of December 31, 2022.
The carrying value of the Company’s mortgage loans as of September 30, 2023 and December 31, 2022 were as follows:

($ in thousands)	September 30, 2023	December 31, 2022
Commercial	$16,469	$15,309
Retail	16,262	16,516
Hospitality	17,846	4,915
Industrial	6,117	6,329
Multi-family	2,624	5,593
Office	—	3,197
	$59,318	$51,859

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s gross investment income for mortgage loans for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Commercial	$588	$320	$1,637	$707
Retail	364	337	1,375	846
Hospitality	204	116	497	264
Office	—	84	203	306
Multi-family	93	237	285	553
Industrial	—	181	—	433
	$1,249	$1,275	$3,997	$3,109

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three and nine months ended September 30, 2023 and 2022.
As of September 30, 2023 and December 31, 2022, approximately $6.7 million and $6.4 million of mortgage loans, respectively, were in the process of foreclosure. The carrying value of the mortgage loans in foreclosure is the lower of cost adjusted for unamortized premiums, discounts, and loan fees or the fair value of the collateral less costs to sell.
5.Other Long-Term Investments
Equity Method Investments
The Company’s ownership interests in most of its equity method investments range from approximately 3% to less than 50% where the Company has significant influence but not control.
The carrying value of the Company’s equity method investments as of September 30, 2023 and December 31, 2022 were as follows:

($ in thousands)	September 30, 2023	December 31, 2022
Arena Special Opportunities Fund, LP units	$41,531	$44,504
JVM Funds LLC units	20,651	22,473
Arena SOP LP units	4,797	8,734
RISCOM	4,810	4,037
Hudson Ventures Fund 2 LP units	4,365	3,551
Dowling Capital Partners LP units	2,305	1,965
Universa Black Swan LP units	—	1,325
Brewer Lane Ventures Fund II LP units	336	200
	$78,795	$86,789

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of net investment (loss) income from equity method investments for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Dowling Capital Partners LP units	$172	$(31)	$777	$524
RISCOM	468	373	773	1,199
Brewer Lane Ventures Fund II LP	(25)	—	(54)	—
Hudson Ventures Fund II LP units	551	(26)	138	371
JVM Funds LLC	(252)	220	(893)	(548)
Universa Black Swan LP units	(84)	(812)	(988)	(2,362)
Arena SOP LP units	(1,160)	(4,068)	(3,938)	3,702
Arena Special Opportunities Fund, LP units	326	483	(2,587)	4,729
	$(4)	$(3,861)	$(6,772)	$7,615

The following table sets forth the unfunded commitment of equity method investments as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Brewer Lane Ventures Fund II LP units	$4,610	$4,800
Hudson Ventures Fund 2 LP units	1,120	1,796
Dowling Capital Partners LP units	386	386
	$6,116	$6,982

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Investment in RISCOM:
Underlying equity	$3,248	$2,292
Difference	1,562	1,745
Recorded investment balance	$4,810	$4,037

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Investment in JVM Funds LLC:
Underlying equity	$19,856	$21,565
Difference	795	908
Recorded investment balance	$20,651	$22,473

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Investment in Indirect Loans and Loan Collateral
As of September 30, 2023 and December 31, 2022, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value and unfunded commitment of the SMA1 and SMA2 as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
($ in thousands)	Carrying Value	Unfunded Commitment	Carrying Value	Unfunded Commitment
SMA1	$31,958	$—	$36,426	$—
SMA2	444	—	2,010	—
Investment in indirect loans and loan collateral	$32,402	$—	$38,436	$—

Investment in Trust
The Company carries its investment in the common stock of the Delos Capital Trust n/k/a HIIG Capital Trust I (“Trust”) at cost. There were no impairments or observable changes in price during the nine months ended September 30, 2023 and 2022.
6.Allowance for Credit Losses
Premiums Receivable
The following table sets forth the changes in the allowance for expected credit losses on premiums receivable for the nine months ended September 30, 2023.

($ in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$629
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023	—
Current period change for estimated uncollectible premiums	409
Write-offs of uncollectible premiums receivable	(56)
Balance at March 31, 2023	$982
Current period change for estimated uncollectible premiums	37
Write-offs of uncollectible premiums receivable	(96)
Recoveries of amounts previously written off	18
Balance at June 30, 2023	$941
Current period change for estimated uncollectible premiums	277
Write-offs of uncollectible premiums receivable	(228)
Recoveries of amounts previously written off	17
Balance at September 30, 2023	$1,007

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reinsurance Recoverables
The Company analyzes the credit risk associated with its reinsurance recoverables by monitoring the financial strength rating of its reinsurers from A.M. Best, a widely recognized rating agency with an exclusive insurance industry focus. The Company assesses the financial strength rating annually and updated throughout the year as A.M. Best provides updates on ratings and outlooks. The Company assesses the adequacy of various forms of credit enhancements such as reinsurance payables, letters of credit and funds held. The Company’s reinsurance recoverables net of credit enhancements by A.M. Best rating as of September 30, 2023 was as follows:

A.M. Best Rating	September 30, 2023
A- and above	98.0%
B++ to B+	2.0
Not rated	—

The Company considers reinsurance balances to be past due when they are 90 days past due. The following table sets forth the changes in the allowance for estimated uncollectible reinsurance for the nine months ended September 30, 2023:

($ in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$—
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023	2,295
Current period change for estimated uncollectible reinsurance	—
Write-offs of uncollectible reinsurance recoverables	—
Balance at March 31, 2023	$2,295
Current period change for estimated uncollectible reinsurance	—
Write-offs of uncollectible reinsurance recoverables	—
Balance at June 30, 2023	$2,295
Current period change for estimated uncollectible reinsurance	—
Write-offs of uncollectible reinsurance recoverables	—
Balance at September 30, 2023	$2,295

7.Notes Payable
The Company entered into an agreement to obtain a new unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of participating banks during the first quarter of 2023. The Revolving Credit Facility provided the Company with up to a $150.0 million revolving credit facility, with an accordion that can increase the capacity by $50.0 million, and a letter of credit sub-facility of up to $30.0 million.
During the nine months ended September 30, 2023, the Company drew $50.0 million on the Revolving Credit Facility and used the proceeds to pay off the principal on its existing term loan. The Company subsequently terminated the existing term loan and revolving line of credit.
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At September 30, 2023, the six-month SOFR on the Revolving Credit Facility was 5.47%, plus a margin of 1.60%.
The Company was subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of September 30, 2023, the Company was in compliance with all covenants.

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
Initial Public Offering
On January 4, 2023, the Company announced the launch of its initial public offering (“IPO”) of its common stock. On January 12, 2023, the Company priced its IPO of 8,952,383 shares of its common stock, with 4,750,000 shares offered by the Company and 4,202,383 shares sold by selling stockholders, at a price of $15.00 per share. The shares began trading on January 13, 2023 on the Nasdaq Global Select Market under the ticker symbol “SKWD.”
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
9.Income Taxes
The following table sets forth the Company’s income tax expense (benefit) and effective tax rates for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands	2023	2022	2023	2022
Income tax expense (benefit)	$6,084	$(719)	$15,814	$4,842
Effective tax rate	21.9%	23.1%	21.8%	20.3%

The effective tax rate will differ from the statutory rate of 21 percent due to permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income and dividends-received deduction.
The Company paid federal income taxes of $10.0 million during the nine months ended September 30, 2023.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the condensed consolidated balance sheets as of and for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
($ in thousands)	2023	2022
Reserves for losses and LAE, beginning of period	$1,141,757	$979,549
Less: reinsurance recoverable on unpaid claims, beginning of period	(435,986)	(381,338)
Reserves for losses and LAE, beginning of period, net of reinsurance	705,771	598,211
Incurred, net of reinsurance, related to:
Current period	378,811	284,265
Prior years	—	14,385
Total incurred, net of reinsurance	378,811	298,650
Paid, net of reinsurance, related to:
Current period	67,267	62,864
Prior years	187,256	158,749
Total paid	254,523	221,613
Net reserves for losses and LAE, end of period	830,059	675,248
Plus: reinsurance recoverable on unpaid claims, end of period	438,652	386,752
Reserves for losses and LAE, end of period	$1,268,711	$1,062,000

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
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
SUA commission revenue	$1,357	$967	$3,599	$2,626
SUA fee income	672	280	1,933	785
Other	56	115	285	241
Total commission and fee income	$2,085	$1,362	$5,817	$3,652

The Company’s contract assets from commission and fee income as of September 30, 2023 and December 31, 2022 were $2.3 million and $1.3 million, respectively. Contract assets were $1.7 million and $1.2 million as of September 30, 2022 and December 31, 2021, respectively.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Amortization of policy acquisition costs	$34,071	$17,379	$78,442	$45,514
Other operating and general expenses	34,244	29,961	98,211	86,744
Total underwriting, acquisition and insurance expenses	$68,315	$47,340	$176,653	$132,258

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
The following table sets forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023		2022
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$308,215	$299,294	$246,339	$242,727
Assumed premiums	47,517	51,665	23,911	30,020
Ceded premiums	(75,036)	(123,926)	(98,795)	(114,699)
Net premiums	$280,696	$227,033	$171,455	$158,048
Ceded losses and LAE incurred		$103,753		$60,878

	Nine months ended September 30,
	2023		2022
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$947,977	$845,200	$771,668	$695,567
Assumed premiums	190,247	139,522	107,451	82,549
Ceded premiums	(441,650)	(380,511)	(383,532)	(332,265)
Net premiums	$696,574	$604,211	$495,587	$445,851
Ceded losses and LAE incurred		$255,855		$190,465

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Ceded unpaid losses and LAE	$438,652	$435,986
Ceded paid losses and LAE	153,735	107,228
Loss portfolio transfer	25,583	38,145
Allowance for credit losses	(2,295)	—
Reinsurance recoverables	$615,675	$581,359
Ceded unearned premium	$218,784	$157,645

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At September 30, 2023, the market value of these accounts was approximately $137.4 million. The agreements provide that, as was customary in the past, the reinsurer will continue claim payment reimbursements without disturbing the trust balances. The trust amount will be adjusted periodically, by mutual agreement, based on loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at September 30, 2023 and December 31, 2022 was $33.2 million and $41.8 million, respectively, and was included in other assets on the condensed consolidated balance sheets.
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
On September 23, 2022, the Compensation Committee approved the Company’s 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 15, 2023. Under the ESPP, all employees of the Company may choose, at two different specified time intervals each year, to have a percentage of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the common stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. As of September 30, 2023, 376,531 common stock were available for purchase under this plan.
In December 2020, the Compensation Committee approved a Long Term Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of restricted stock, restricted stock units and performance stock units (collectively “restricted stock units” or “stock units”), as well as cash-based performance awards, to select employees and non-employee directors of the Company.
The Compensation Committee granted 1,101,116 and 198,842 shares of restricted stock and restricted stock units during the nine months ended September 30, 2023 and 2022, under the 2022 Plan and 2021 Plan, respectively. Members of the Board of Directors were granted 22,742 and 15,196 shares of restricted stock during the nine months ended September 30, 2023 and 2022, respectively, with a service period of 1 year. The fair value of restricted stock and restricted stock units under the 2022 Plan for awards granted at the time of the Company’s IPO were granted at the IPO price of $15.00 per share. The fair value of subsequent grants were equal to the closing stock price on the date the restricted stock units were granted.
The Compensation Committee granted 759,990 stock options during the nine months ended September 30, 2023. The grant date fair value of the options under the 2022 Plan was determined using the Black-Scholes model where the term was

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the contractual term of 10 years less the weighted average service period. The volatility was determined based on the historical volatility of comparable publicly traded insurance companies.
The grant date fair value of options under the ESPP was determined using the Black-Scholes model where the term was the length of time between the grant date and the date the options are exercisable of 6 months. The volatility was determined based on the historical volatility of comparable publicly traded insurance companies.
The restricted stock and restricted stock units granted to employees and the Board of Directors during the nine months ended September 30, 2023 and 2022 were valued at approximately $17.7 million and $2.6 million, respectively, based on the grant date fair value. The stock options granted to employees during the nine months ended September 30, 2023 were valued at approximately $4.4 million based on the grant date fair value.
The following table sets forth the Company’s equity awards, target payout ranges and authorized target restricted stock and stock units for the nine months ended September 30, 2023 and 2022:

	Award Payout Range	Requisite Service Period	Target Stock and Stock Units
Nine months ended September 30, 2023
Market condition awards	0%–150%	3 years	37,622
Performance condition awards	0%–150%	3 years	95,456
Service condition awards	N/A	1–4 years	968,038
Stock options	N/A	3–4 years	759,990
			1,861,106
Nine months ended September 30, 2022
Market condition awards	0%–150%	3 years	28,495
Performance condition awards	0%–150%	3 years	26,210
Service condition awards	N/A	1–3 years	144,137
			198,842

The following table sets forth option activity for the nine months ended September 30, 2023:

	Weighted-Average Exercise Price	Stock
Outstanding at January 1, 2023		—
Granted	$15.00	759,990
Exercised		—
Forfeited		—
Outstanding at September 30, 2023		759,990

The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The aggregate intrinsic value of options outstanding at September 30, 2023 was $9.4 million. The weighted-average remaining contractual life of the options outstanding at September 30, 2023 was 9.3 years.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the Company’s restricted stock and restricted stock units activity for the nine months ended September 30, 2023 and 2022:

	Weighted-Average Grant-Date Fair Value	Stock and Stock Units
Non-vested at January 1, 2023	$12.55	419,896
Granted	16.06	1,101,116
Vested	13.21	(35,954)
Forfeited	15.30	(36,354)
Non-vested at September 30, 2023	$15.12	1,448,704

Non-vested at January 1, 2022	$13.23	375,643
Granted	14.17	198,842
Vested	15.55	(126,978)
Forfeited	12.51	(10,547)
Non-vested at September 30, 2022	$12.54	436,960

The total fair value of shares vested at September 30, 2023 and 2022 were $1.0 million and $2.0 million, respectively.
As of September 30, 2023 the total unrecognized compensation cost related to non-vested, stock-based compensation awards was $18.1 million and the weighted average period over which that cost is expected to be recognized is 1.7 years. For the three and nine months ended September 30, 2023, the Company recognized $2.3 million and $6.2 million of stock-based compensation expense, respectively. For the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $1.7 million, of stock-based compensation expense, respectively.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15.Earnings Per Share
The following table sets forth a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share computations contained in the period-ended consolidated financial statements for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except for share and per share amounts)	2023	2022	2023	2022
Numerator
Net income (loss)	$21,711	$(2,399)	$56,719	$18,977
Less: Undistributed income allocated to participating securities	—	—	(1,492)	(9,124)
Net income (loss) attributable to common stockholders (numerator for basic earnings per share)	21,711	(2,399)	55,227	9,853
Add back: Undistributed income allocated to participating securities	—	—	1,492	9,124
Net income (loss) (numerator for diluted earnings per share under the two-class method)	$21,711	$(2,399)	$56,719	$18,977
Denominator
Basic weighted-average common shares	36,743,393	16,465,588	35,502,843	16,464,313
Preferred shares (if converted method)	—	—	959,124	15,245,533
Contingently issuable instruments (treasury stock method)	706,794	—	684,017	518,727
Market condition awards (contingently issuable)	93,935	—	89,467	103,811
Performance awards (contingently issuable)	87,297	—	52,223	39,231
Restricted stock units (treasury stock method)	618,750	—	467,911	227,054
Options (treasury stock method)	153,674	—	74,846	—
Diluted weighted-average common share equivalents	38,403,843	16,465,588	37,830,431	32,598,669
Basic earnings (loss) per share	$0.59	$(0.15)	$1.56	$0.60
Diluted earnings (loss) per share	$0.57	$(0.15)	$1.50	$0.58

The Company’s preferred shares participate in dividends and distributions with common stock on an as-converted basis and represent a participating security. Instruments awarded to employees that provide the holder the right to purchase common stock at a fixed price were included as potential common shares, weighted for the portion of the period they were granted, if dilutive.
Anti-dilutive instruments are excluded from the calculation of diluted weighted-average common share equivalents as they would have an anti-dilutive impact. The following table sets forth the weighted-average instruments that were

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
excluded from the calculation of diluted weighted-average common share equivalents during the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Preferred shares (if converted method)	—	15,247,437	—	—
Contingently issuable instruments (treasury stock method)	—	510,577	—	3,024
Market condition awards (contingently issuable)	1,881	112,454	1,488	—
Performance awards (contingently issuable)	1,670	42,411	1,391	—
Restricted stock units (treasury stock method)	1,518	252,180	1,667	—
Options (treasury stock method)	2	—	364,714	—

The Company’s common and preferred shares financed by stock notes are contingently issuable instruments where the holder must return, all or part of, the shares if the stock notes are not paid off. The following table sets forth common share equivalents of contingently issuable instruments (in shares) that were excluded from basic earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Common shares	932,588	80,526	932,588	80,526
Preferred shares, if converted	—	1,059,602	—	1,059,602
Total	932,588	1,140,128	932,588	1,140,128

The impact of the contingently issuable instruments on diluted earnings (loss) per share was calculated using the treasury stock method and included in the reconciliation of the denominator of the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2023 and 2022.
16.Related Party Transactions
Westaim
In July 2023, Westaim dissolved Westaim HIIG LP and obtained direct ownership of the Company’s common stock held by the partnership. As of September 30, 2023, Westaim owned 28.1% of the Company’s common stock. As of December 31, 2022, Westaim, including shares beneficially owned through Westaim HIIG LP, owned 44.5% of the Company’s common stock. The changes in ownership percentage were primarily due to the IPO, conversion of preferred stock to common stock, distribution of shares controlled by Westaim through a limited partnership, and secondary offering.
The Company’s investment in Westaim was included in equity securities on the consolidated balance sheets. The unrealized loss on this investment as of September 30, 2023 and December 31, 2022 was $1.3 million and $2.3 million, respectively.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Net earned premium and gross commission expense related to these agreements for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Net earned premium	$31,649	$23,712	$73,750	$67,239
Commissions	6,119	5,558	19,122	18,666

Premiums receivable as of September 30, 2023 and December 31, 2022 were $14.8 million and $9.9 million, respectively.
Reinsurance
The Company has reinsurance agreements with Everest Re, an affiliate of Mt. Whitney Securities, LLC, which was a limited partner of Westaim HIIG LP through November 30, 2022, and holder of preferred shares. During the nine months ended September 30, 2023, Mt. Whitney Securities divested their entire ownership of the Company’s equity securities. Reinsurance premiums ceded during the three and nine months ended September 30, 2022 related to the agreement were $11.0 million and $53.2 million, respectively. Reinsurance recoverable from Everest Re, net of premium payables at December 31, 2022 were $177.5 million.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the three and nine months ended September 30, 2023 were $0.5 million and $3.1 million, respectively, compared to $0.6 million and $2.8 million for the three and nine months ended September 30, 2022, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “Skyward Specialty” as used below refers only to Skyward Specialty Insurance Group, Inc. and the terms “our Company,” “we,” “us,” and “our” as used below refer to Skyward Specialty Insurance Group and its consolidated subsidiaries. The term “third quarter” as used below refers to the three and nine months ended September 30 for the time period then ended. Select insurance and accounting terms for Skyward Specialty are defined in the section entitled “Select Insurance and Financial Terms” included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
All of our insurance company subsidiaries are group rated and have financial strength ratings of “A-” (Excellent) with positive outlook from the A.M. Best Company.
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
Results of Operations
The following table summarizes our results for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross written premiums	$355,732	$270,250	$1,138,224	$879,119
Ceded written premiums	(75,036)	(98,795)	(441,650)	(383,532)
Net written premiums	$280,696	$171,455	$696,574	$495,587
Net earned premiums	$227,033	$158,048	$604,211	$445,851
Commission and fee income	2,085	1,362	5,817	3,652
Losses and LAE	138,536	111,746	377,841	293,536
Underwriting, acquisition and insurance expenses	68,315	47,340	176,653	132,258
Underwriting income(1)	$22,267	$324	$55,534	$23,709

Net investment income	$13,089	$5,988	$26,318	$31,667
Net investment (losses) gains	$(2,984)	$(7,305)	$3,328	$(26,117)
Income (loss) before income taxes	$27,795	$(3,118)	$72,533	$23,819
Net income (loss)	$21,711	$(2,399)	$56,719	$18,977
Adjusted operating income(1)	$25,029	$10,696	$56,532	$46,934

Loss and LAE ratio	61.0%	70.7%	62.5%	65.9%
Expense ratio	29.2%	29.1%	28.3%	28.8%
Combined ratio	90.2%	99.8%	90.8%	94.7%

Adjusted loss and LAE ratio(1)	61.1%	64.8%	62.7%	63.8%
Expense ratio	29.2%	29.1%	28.3%	28.8%
Adjusted combined ratio(1)	90.3%	93.9%	91.0%	92.6%

Annualized return on equity	16.4%	(2.3)%	15.8%	6.1%
Annualized return on tangible equity(1)	19.7%	(3.0)%	19.4%	7.9%
Annualized adjusted return on equity(1)	18.9%	10.4%	15.8%	15.2%
Annualized adjusted return on tangible equity(1)	22.8%	13.4%	19.4%	19.4%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2

Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income (Loss)
The following table provides a reconciliation of adjusted operating income to net income for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Income (loss) as reported	$27,795	$21,711	$(3,118)	$(2,399)	$72,533	$56,719	$23,819	$18,977
Add:
Other expenses	1,482	1,171	—	—	4,061	3,208	—	—
Less:
Net impact of loss portfolio transfer	266	210	(9,271)	(7,324)	970	766	(9,271)	(7,324)
Net investment (losses) gains	(2,984)	(2,357)	(7,305)	(5,771)	3,328	2,629	(26,117)	(20,633)
Adjusted operating income	$31,995	$25,029	$13,458	10,696	$72,296	$56,532	$59,207	$46,934

Underwriting Income (Loss)
The following table provides a reconciliation of underwriting income (loss) to income (loss) before federal income tax for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Income (loss) before federal income tax expense (benefit)	$27,795	$(3,118)	$72,533	$23,819
Add:
Interest expense	2,632	1,738	7,250	4,280
Amortization expense	463	387	1,336	1,160
Other expenses	1,482	—	4,061	—
Less:
Net investment income	13,089	5,988	26,318	31,667
Net investment (losses) gains	(2,984)	(7,305)	3,328	(26,117)
Underwriting income	$22,267	$324	$55,534	$23,709

Adjusted Loss Ratio / Adjusted Combined Ratio
The following table provides a reconciliation of the adjusted loss and LAE ratio and adjusted combined ratio to the loss and LAE ratio and combined ratio for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Net earned premiums	$227,033	$158,048	$604,211	$445,851

Losses and LAE	138,536	111,746	377,841	293,536
Pre-tax net impact of loss portfolio transfer	(266)	9,271	(970)	9,271
Adjusted losses and LAE	$138,802	$102,475	$378,811	$284,265

Loss ratio	61.0%	70.7%	62.5%	65.9%
Net impact of LPT	(0.1)%	5.9%	(0.2)%	2.1%
Adjusted Loss Ratio	61.1%	64.8%	62.7%	63.8%

Combined ratio	90.2%	99.8%	90.8%	94.7%
Less: Net impact of LPT	(0.1)%	5.9%	(0.2)%	2.1%
Adjusted Combined Ratio	90.3%	93.9%	91.0%	92.6%

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended September 30, 2023 and 2022:

($ in thousands)	2023	2022
Stockholders' equity	$535,397	$399,817
Less: Goodwill and intangible assets	88,808	90,237
Tangible stockholders' equity	$446,589	$309,580

Adjusted Return on Equity
The following table provides a reconciliation of annualized adjusted return on equity to annualized return on equity for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Numerator: annualized adjusted operating income	$100,116	$42,784	$75,376	$62,579
Denominator: average stockholders’ equity	$529,038	$409,712	$478,530	$412,949
Annualized adjusted return on equity	18.9%	10.4%	15.8%	15.2%

Return on Tangible Equity
Annualized return on tangible equity for the three and nine months ended September 30, 2023 and 2022 reconciles to annualized return on equity as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Numerator: annualized net income	$86,844	$(9,596)	$75,625	$25,303
Denominator: average tangible stockholders’ equity	$440,043	$319,292	$389,191	$322,162
Annualized return on tangible equity	19.7%	(3.0)%	19.4%	7.9%

Adjusted Return on Tangible Equity
Annualized adjusted return on tangible equity for the three and nine months ended September 30, 2023 and 2022 reconciles to annualized return on equity as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Numerator: annualized adjusted operating income	$100,116	$42,784	$75,376	$62,579
Denominator: average tangible stockholders’ equity	$440,043	$319,292	$389,191	$322,162
Annualized adjusted return on tangible equity	22.8%	13.4%	19.4%	19.4%

Underwriting Results
Premiums
The following tables presents gross written premiums by underwriting division for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,
($ in thousands)	2023	2022	Change	% Change
Global Property & Agriculture	$48,775	$40,808	$7,967	19.5%
Industry Solutions	79,798	64,866	14,932	23.0%
Programs	41,735	37,239	4,496	12.1%
Captives	41,886	27,413	14,473	52.8%
Professional Lines	48,259	27,215	21,044	77.3%
Accident & Health	39,554	33,368	6,186	18.5%
Transactional E&S	30,699	21,311	9,388	44.1%
Surety	24,977	18,206	6,771	37.2%
Total continuing business	$355,683	$270,426	$85,257	31.5%
Exited business	49	(176)	225	N/M(1)
Total gross written premiums	$355,732	$270,250	$85,482	31.6%
(1) N/M = Not Meaningful

	Nine months ended September 30,
($ in thousands)	2023	2022	Change	% Change
Global Property & Agriculture	$247,195	$177,565	$69,630	39.2%
Industry Solutions	226,680	202,237	24,443	12.1%
Programs	143,032	131,752	11,280	8.6%
Captives	127,249	97,579	29,670	30.4%
Professional Lines	114,420	62,127	52,293	84.2%
Accident & Health	112,819	97,107	15,712	16.2%
Transactional E&S	90,948	52,645	38,303	72.8%
Surety	75,899	53,734	22,165	41.2%
Total continuing business	$1,138,242	$874,746	$263,496	30.1%
Exited business	(18)	4,373	(4,391)	N/M(1)
Total gross written premiums	$1,138,224	$879,119	$259,105	29.5%
(1) N/M = Not Meaningful

The increase in gross written premiums for the third quarter of 2023, when compared to the same 2022 period, was driven by double-digit premium growth from all eight of our underwriting divisions. The double-digit premium growth was due to (i) new business across all of our underwriting divisions, and (ii) increased rates, primarily in industry solutions, captives and transactional E&S.
The increase in gross written premiums for the first nine months of 2023, when compared to the same 2022 period, was primarily driven by double-digit premium growth in our professional lines, transactional E&S, global property and agriculture, surety and captives underwriting divisions. The gross written premium increases were primarily driven by new business and rate increases. During the first nine months of 2023, we added new teams and products in our surety, captives, professional lines and global property and agriculture underwriting divisions.
Net written premiums for the third quarter of 2023 were $280.7 million, an increase of $109.2 million, or 63.7%, when compared to the same 2022 period. Net written premiums for the nine months ended September 30, 2023 were $696.6 million, an increase of $201.0 million or 40.6%. During the third quarter of 2023, the Company rescinded a quota share reinsurance contract, the impact of which increased net written premiums by $50.5 million, respectively, for the third quarter and first nine months of 2023, that had previously been ceded under the contract through the first six months of 2023.
Net earned premiums for the third quarter of 2023 were $227.0 million, an increase of $69.0 million, or 43.6%, when compared to the same 2022 period. Net earned premiums for the nine months ended September 30, 2023 were $604.2 million, an increase of $158.3 million, or 35.5%, when compared to the same 2022 period. The increases in net earned premiums were primarily driven by the same reasons that drove the increases in gross written premiums discussed above. Net earned premiums for the third quarter and first nine months of 2023 were also impacted by the Company’s decision to rescind a quota share reinsurance contract, the impact of which increased net earned premiums by $13.1 million, respectively, that had previously been ceded under the contract through the first six months of 2023.
For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in this Item 2.

Losses and LAE
The following tables set forth the components of the loss and LAE ratios and adjusted loss and LAE ratios for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023		2022
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$137,802	60.7%	$97,975	62.0%
Cat loss and LAE(1)	1,000	0.4%	4,500	2.8%
Prior accident year development - LPT	(266)	(0.1)%	9,271	5.9%
Total losses and LAE	$138,536	61.0%	$111,746	70.7%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$137,802	60.7%	$97,975	62.0%
Cat loss and LAE(1)	1,000	0.4%	4,500	2.8%
Total adjusted losses and LAE(2)	$138,802	61.1%	$102,475	64.8%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 2

	Nine months ended September 30,
	2023		2022
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$367,767	60.9%	$279,765	62.8%
Cat loss and LAE(1)	11,044	1.8%	4,500	1.0%
Prior accident year development - LPT	(970)	(0.2)%	9,271	2.1%
Total losses and LAE	$377,841	62.5%	$293,536	65.9%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$367,767	60.9%	$279,765	62.8%
Cat loss and LAE(1)	11,044	1.8%	4,500	1.0%
Total adjusted losses and LAE(2)	$378,811	62.7%	$284,265	63.8%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 2
The loss ratio for the third quarter of 2023 improved 9.7 points when compared to the same 2022 period. The non-cat loss and LAE ratio improved 1.3 points when compared to the same 2022 period, primarily driven by the shift in the mix of business and continued run-off of exited business. Catastrophe losses only added 0.4 points to the current quarter loss ratio compared to the third quarter of 2022, which was impacted by 2.8 points of catastrophe losses from Hurricane Ian. The third quarter of 2022 was impacted by strengthening LPT reserves by $14.4 million partially offset by reinsurance recoveries of $5.1 million, which added 5.9 points to the 2022 loss ratio.
The loss ratio for the first nine months of 2023 improved 3.4 points when compared to the same 2022 period. The non-cat loss and LAE ratio improved 1.9 points when compared to the same 2022 period, primarily driven by the shift in the mix of business and continued run-off of exited business. Catastrophe losses from second and third quarter convective storms and first quarter wind and hail events, including tornadoes, added 1.8 points to the loss ratio compared to the first nine months of 2022, which was impacted by 1.0 point of catastrophe losses from Hurricane Ian. The loss ratio for the first nine months of 2022 included 2.1 points from the net impact of LPT reserve strengthening.

Expense Ratio
The following tables set forth the components of the expense ratios for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023		2022
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$34,071	15.0%	$17,379	11.0%
Other operating and general expenses	34,244	15.1%	29,961	19.0%
Underwriting, acquisition and insurance expenses	68,315	30.1%	47,340	30.0%
Less: commission and fee income	(2,085)	(0.9%)	(1,362)	(0.9%)
Total net expenses	$66,230	29.2%	$45,978	29.1%

	Nine months ended September 30,
	2023		2022
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$78,442	13.0%	$45,514	10.2%
Other operating and general expenses	98,211	16.3%	86,744	19.5%
Underwriting, acquisition and insurance expenses	176,653	29.3%	132,258	29.7%
Less: commission and fee income	(5,817)	(1.0%)	(3,652)	(0.9%)
Total net expenses	$170,836	28.3%	$128,606	28.8%

The expense ratios for the third quarter and first nine months of 2023 increased slightly and improved 0.5 points, respectively, when compared to the same 2022 periods. The increase in the net policy acquisition cost ratios for the third quarter and first nine months of 2023, when compared to the same 2022 periods, was primarily driven by the (i) shift in the mix of business, and (ii) impact of the cancellation of the quota share reinsurance contract. The improvement in the other operating and general expenses ratios for the third quarter and first nine months of 2023, when compared to the same 2022 periods, was primarily due to the increase in earned premiums.
The expense ratios for the third quarter and first nine months of 2023 exclude the impact of IPO related stock compensation and secondary offering expenses, which are reported in other expenses in our condensed consolidated statements of operations and comprehensive income (loss).

Investment Results
The following tables set forth the components of net investment income and net investment gains (losses) for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
$ in thousands	2023	2022	2023	2022
Short-term and money market investments	$3,148	$496	$8,070	$631
Core fixed income	8,549	4,682	21,855	10,637
Opportunistic fixed income	(47)	632	(5,617)	19,106
Equities	1,438	171	2,007	1,279
Net investment income(1)	$13,088	$5,981	$26,315	$31,653
Net unrealized (losses) gains on securities still held	$(6,391)	$(6,297)	$2,394	$(26,180)
Net realized gains (losses)	3,407	(1,008)	934	63
Net investment (losses) gains	$(2,984)	$(7,305)	$3,328	$(26,117)
(1) excludes income from operating cash for the third quarter and first nine months ended September, 30, 2023 and 2022.
Net investment income for the third quarter and first nine months of 2023 increased $7.1 million and decreased $5.3 million, respectively, when compared to the same 2022 periods.
The increase in income from our core fixed income portfolio for the third quarter and first nine months of 2023, when compared to the same 2022 periods, was due to (i) a larger asset base as we continued to increase our allocation to this part of our investment portfolio and (ii) a higher book yield of 4.2% at September 30, 2023 compared to 3.3% at September 30, 2022. The increase in income from short-term and money market investments for the third quarter and first nine months of 2023, when compared to the same 2022 periods, was due to a larger asset base and higher investment yields when compared to the same 2022 periods. The opportunistic fixed income portfolio was impacted by a decline in the fair value of limited partnership investments for the third quarter and first nine months of 2023 when compared to the same 2022 periods.
When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at September 30, 2023 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 2, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at September 30, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Short-term and money market investments	$194,844	14.0%	$121,268	11.2%
Core fixed income	874,864	62.7%	607,572	56.1%
Opportunistic fixed income	182,533	13.0%	196,021	18.1%
Equities	143,637	10.3%	157,506	14.6%
Total investment portfolio	$1,395,878	100.0%	$1,082,367	100.0%

Core fixed income
The core fixed income portfolio consists primarily of investment grade fixed income securities which are predominantly highly-rated and liquid bonds. Our objective is to earn attractive risk-adjusted returns with a low risk of loss of principal. The portfolio is managed by third party managers. The average duration of the portfolio was approximately 4.4 years and 4.3 years, respectively, as of September 30, 2023 and December 31, 2022.
The following table sets forth the components of our core fixed income portfolio at September 30, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
U.S. government securities	$46,382	5.3%	$48,541	8.0%
Corporate securities and miscellaneous	333,009	38.1%	235,129	38.7%
Municipal securities	83,367	9.5%	57,727	9.5%
Residential mortgage-backed securities	230,698	26.4%	119,856	19.7%
Commercial mortgage-backed securities	17,671	2.0%	36,495	6.0%
Asset-backed securities	163,737	18.7%	109,824	18.1%
Core fixed income securities, available-for-sale	$874,864	100.0%	$607,572	100.0%

The weighted average credit rating of the portfolio was “AA-” by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) at September 30, 2023 and “AA” by Standard & Poor’s at December 31, 2022. The following table sets forth the credit quality of our core fixed income portfolio at September 30, 2023 and December 31, 2022, as rated by Standard & Poor’s or equivalent designation:

	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$420,240	48.0%	$283,733	46.7%
AA	102,939	11.8%	74,604	12.3%
A	194,438	22.2%	134,175	22.1%
BBB	126,493	14.5%	88,369	14.5%
BB and Lower	30,754	3.5%	26,691	4.4%
Total core fixed income	$874,864	100.0%	$607,572	100.0%

Opportunistic fixed income
The opportunistic fixed income portfolio is managed by Arena which is affiliated with Westaim, our largest stockholder. The opportunistic fixed income portfolio consists of separately managed accounts, limited partnerships, promissory notes and equity interests. The underlying securities are primarily floating rate senior secured loans, comprised of short duration, collateralized, asset-oriented credit investments designed to generate attractive risk-adjusted returns. The limited partnerships are subject to future increases or decreases in asset value as asset values are monetized and the income is distributed. As of September 30, 2023, the opportunistic fixed income portfolio consisted of three components: diversified asset based lending (54.3%), commercial mortgage loans (32.5%) and cash and cash equivalents (13.2%).

The following table sets forth the components of our opportunistic fixed income portfolio by industry sector at September 30, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Real Estate	$96,353	52.8%	$90,370	46.1%
Oil & Gas	16,902	9.3%	20,725	10.6%
Banking, Finance & Insurance	13,254	7.3%	13,870	7.1%
Other sectors(1)	31,943	17.4%	34,072	17.4%
Cash and cash equivalents(2)	24,081	13.2%	36,984	18.8%
Opportunistic fixed income	$182,533	100.0%	$196,021	100.0%

(1) Other sectors primarily includes Financial Services and Commercial & Industrial.
(2) Includes cash on settlements that have not yet been reinvested.
The average duration of the debt instruments in the portfolio is approximately 1.3 years and 1.4 years as of September 30, 2023 and December 31, 2022, respectively. During the third quarter of 2023, we provided Arena with notice to withdraw from our investment in the Arena Special Opportunities Fund, LP.
Equities
The equities portfolio primarily consists of domestic preferred stocks, common equities, exchange traded funds, limited partnerships, limited liability corporations and other types of equity interests, 74.8% of which are publicly traded. The portfolio is directed internally and includes both self-managed investments and portfolios managed by third-party investment management firms.
The following table sets forth the components of our equities portfolio by security type at September 30, 2023 and December 31, 2022:

	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Domestic common equities	$62,889	43.8%	$76,929	48.8%
International common equities	37,599	26.2%	34,468	21.9%
Preferred stock	6,899	4.8%	8,772	5.6%
Other(1)	36,250	25.2%	37,337	23.7%
Equities	$143,637	100.0%	$157,506	100.0%

(1) Other includes limited partnerships, limited liability companies and other equity investments in unconsolidated subsidiaries.
Other Items
Income Taxes
Income tax expense for the three and nine months ended September 30, 2023 was $6.1 million and $15.8 million, respectively, compared to an income tax benefit of $0.7 million and income tax expense of $4.8 million, respectively, for the same 2022 periods. Our effective tax rate for the three and nine months ended September 30, 2023 was 21.9% and 21.8%, respectively, compared to 23.1% and 20.3%, respectively, for the same 2022 periods. For additional information, see Note 9 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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
Our cash flows for the nine months ended September 30, 2023 and 2022 were:

($ in thousands)	2023	2022
Cash and cash equivalents provided by (used in):
Operating activities	$218,539	$124,913
Investing activities	(307,833)	(128,281)
Financing activities	67,549	2,180
Change in cash and cash equivalents and restricted cash	$(21,745)	$(1,188)

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
During the nine months ended September 30, 2023, we drew $50.0 million on the Revolving Credit Facility and used the proceeds to pay off the principal on our existing term loan. In connection with our entry into the Revolving Credit Facility, we terminated the existing term loan and revolving line of credit pursuant to our Credit Agreement dated as of December 11, 2019, with Prosperity Bank.
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At September 30, 2023, the six-month SOFR on the Revolving Credit Facility was 5.47%, plus a margin of 1.60%.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of September 30, 2023, we are in compliance with all covenants.
Trust Preferred
In August 2006, we received $58.0 million of proceeds from a debenture offering through a statutory trust, Delos Capital Trust (the “Trust”). The sole asset of the Trust consists of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Trust Preferred”) with a principal amount of $59.8 million issued by us and cash of $1.8 million from the issuance of Trust common shares purchased by us equal to 3% of the Trust capitalization. The Trust Preferred are an unsecured obligation, are redeemable, and have a maturity date of September 15, 2036. Interest on the Trust Preferred is payable quarterly at an annual rate based on the three-month LIBOR (5.66% and 4.77% at September 30, 2023 and December 31, 2022, respectively), plus 3.4%.
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

At September 30, 2023 the ratio of total debt outstanding, including the Revolving Credit Facility, the Trust Preferred and the Notes, to total capitalization (defined as total debt plus stockholders’ equity) was 19.4% and at December 31, 2022, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization was 23.4%.
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
For the three and nine months ended September 30, 2023 our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 78.9% and 61.2%, respectively, compared to 63.4% and 56.4%, respectively, for the same 2022 periods. Net retention for the three and nine months ended September 30, 2023 was impacted by the cancellation of a quota share reinsurance arrangement, the impact of which increased net written premiums by $50.5 million, respectively, that had previously been ceded under the contract through the first six months of 2023.
The following is a summary of our reinsurance programs as of September 30, 2023:

Line of Business	Maximum Company Retention
Accident & Health	$0.88 million per occurrence
Commercial Auto(1)	$1.00 million per occurrence
Excess Casualty(1)(2)	$1.24 million per occurrence
General Liability(1)	$1.25 million per occurrence
Professional Lines(2)	$2.70 million per occurrence
Property(3)	$2.80 million per occurrence
Surety(2)	$3.00 million per occurrence
Workers’ Compensation(2)	$1.55 million per occurrence
Cyber	$2.69 million per occurrence
Representation and Warranty	$2.50 million per occurrence

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
Credit and Financial Strength Ratings
On August 25, 2023, A.M. Best affirmed Skyward Specialty’s financial strength rating of A- (Excellent) and revised the outlooks to positive from stable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Skyward Specialty Insurance Group, Inc.
Date: November 9, 2023	By:	/s/ Andrew Robinson
Andrew Robinson
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)