Form 10-K
period 2023-12-31
Skyward Specialty Insurance Group, Inc.
filed 2024-04-01
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No  ☒
Number of shares of the registrant’s common stock outstanding at March 27, 2024: 39,995,027
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2024 annual meeting of stockholders (the “2024 Proxy Statement”), which will be filed within 120 days of December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements
All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Skyward Specialty Insurance Group, Inc. (“Skyward Specialty” or “SKWD”) for the fiscal year ended December 31, 2023 (this “Form 10-K”), or incorporated herein by reference, including, without limitation, statements regarding Skyward Specialty’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although Skyward Specialty believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause Skyward Specialty’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. Except to the limited extent required by applicable law, Skyward Specialty undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Return on equity is net income as a percentage of average beginning and ending stockholders’ equity.
Adjusted return on equity is a non-GAAP financial measure defined as adjusted operating income as a percentage of average beginning and ending stockholders’ equity.
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
We are a growing specialty insurance company delivering commercial property and casualty (P&C) products and solutions on a non-admitted (or E&S) and admitted basis, predominantly in the United States. We focus our business on markets that are underserved, dislocated and/or for which standard insurance coverages are insufficient or inadequate to meet the needs of businesses, including our customers and prospective customers operating in these markets. Our customers typically require highly specialized, customized underwriting solutions and claims capabilities. As such, we develop and deliver tailored insurance products and services to address each of the niche markets we serve.
Our portfolio of insured risks is highly diversified—we insure customers operating in a wide variety of industries; we distribute through multiple channels; we write multiple lines of business, including general liability, excess liability, professional liability (including cyber insurance), commercial auto, group accident and health, property, agriculture, surety and workers’ compensation; we insure both short and medium duration liabilities; and our business mix is balanced between E&S and admitted markets. All of these factors enable us to respond to market opportunities and dislocations by deploying capital where we believe we can consistently earn attractive risk-adjusted returns. We believe this diversification, combined with our underwriting and claims expertise, will produce strong growth and consistent profitability across P&C insurance pricing cycles.
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
All of our insurance company subsidiaries are group rated and have financial strength ratings of “A-” (Excellent) from the A.M. Best Company (“A.M. Best”) with positive outlook.
Our Business and Our Strategy
We have one reportable segment through which we offer a broad array of insurance coverages to a number of market niches. Each of our eight distinct underwriting divisions, or “continuing business,” has dedicated underwriting leadership supported by high-quality technical staff with deep experience in their respective niches. We believe this structure and expertise allow us to serve the needs of our customers effectively and be a value-add partner to our distributors, while earning attractive risk-adjusted returns. For the year ended December 31, 2023, 43% of our gross written premiums were written on an admitted basis and 57% were non-admitted. The year ended 2023 marked a significant underwriting achievement for us as each of our eight underwriting divisions wrote over $100.0 million in gross written premiums.
Our Underwriting Divisions
Accident & Health: Our Accident & Health (“A&H”) underwriting division provides a medical stop loss solution targeting organizations with less than 2,500 employees, as well as group and single-employer captive solutions. Our approach for managing medical costs, combined with our claims oversight, enables us to partner with select distribution partners. We target and serve a segment of the small and medium sized enterprise market that is actively seeking to take control of their healthcare costs by self-insuring a portion of their healthcare insurance. We write these products on an admitted basis and distribute primarily through retail brokers and wholesale broker partners.
Captives: Our Captives underwriting division provides group captive solutions by drawing on our underwriting and claims expertise from other underwriting divisions to create group captives for companies seeking to self-insure. By leveraging our underwriting, claims, technology, and analytical expertise across our Company, we are able to broaden our market reach and write additional profitable business with limited additional expense. Our Captive underwriting division writes group A&H, property, general liability, commercial auto, excess liability, and workers’ compensation lines of business on an E&S and an admitted basis. We often administer this business through partnerships with third-party captive managers.

Global Property and Agriculture: Our Global Property underwriting unit provides property-only solutions to large multi-jurisdictional entities with complex property exposures. The business is written entirely on an E&S basis. We distribute this product through retail brokers and select wholesale brokers. Our book and position with our customers and distribution partners has been curated over more than ten years, and we have become an important partner to the brokers that place this business and an equally important part of our insureds’ risk transfer program. Our Global Agriculture underwriting unit provides secondary and reinsurance solutions for crop, livestock and other renewable resources.
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
Professional Lines: Our Professional Lines underwriting division includes three underwriting units: Management Liability, Professional Liability (which includes cyber insurance), and Allied Health. Professional Liability and Allied Health provide E&S primary and excess claims-made liability products distributed exclusively through wholesale brokers, while our Management Liability unit provides both E&S and admitted products distributed through both wholesale and retail brokers.
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
Surety: Our Surety underwriting division provides contract, commercial and transactional surety solutions to a range of trade and services organizations requiring bonding. We principally focus on small to medium sized enterprises with aggregate bond programs up to approximately $50.0 million for contract and $75.0 million for commercial and transactional. Our underwriting and claims professionals differentiate themselves through their technical capabilities and decision making speed. We write this business on an admitted basis and distribute through retail agents and brokers.
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
In addition to our continuing business, there are business units and lines of business that we previously exited and placed into run-off. We refer to these lines and businesses as our “exited business.”
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
We believe that the niche areas of the commercial lines P&C markets we have selected are a highly attractive subset of the P&C insurance market and present an opportunity to generate attractive risk-adjusted returns. We actively target markets that are underserved, dislocated or for which standard, commoditized products are insufficient or inadequate to meet the needs of our customers. The unique characteristics of the risks within our core markets require each account to be efficiently and individually underwritten, in order for us to generate an acceptable, sustainable underwriting profit. Many carriers have chosen to reject businesses that they deem to be too complex, or that requires thoughtful individual underwriting; or, alternatively, have focused on simple account risks for which more automated underwriting can be effective. Instead, we have chosen to build our underwriting divisions around deeply experienced underwriters who we empower with appropriate authority to make underwriting decisions. This structure enables us to offer innovative and unique products and solutions to our distribution partners and customers, regardless of how challenging or complex a risk may be. Further, we augment our underwriters’ experience with data and predictive analytics that are intended to differentiate risk selection and pricing decision-making while enhancing efficiency.
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
Superior Claims Staff and Operations.
We have cultivated a best-in-class and highly specialized team of claims professionals who are highly knowledgeable about the niches we serve and the lines of business we write. Our claims professionals systematically address first party claims with fair and equitable solutions and third-party claims with holistic and comprehensive responses, in each case seeking to ensure consistent and early loss recognition of indemnity and loss adjustment expenses (“LAE”).
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
Attractive and winning culture.
As evidenced by our internal surveys, public information such as that available on Glassdoor and LinkedIn, and our selection as a “Best Places to Work in Insurance,” we have built a distinctive winning culture. Key to our culture and operating approach is a flat structure of communication and decision-making. We trust our staff to make decisions that produce or exceed our desired financial results, and we support our staff with a clear system of measurement to gauge performance. We have chosen to adopt a hybrid work schedule which provides our employees with the flexibility for remote working. We pride ourselves on maintaining an entrepreneurial environment that encourages and rewards a proactive approach to capitalize on market disruption. This environment is not only consistent with our identity as a specialty insurer but also a foundation for our success in attracting great talent and our objective of delivering best-in-class results.
High-quality, experienced leadership team that is aligned with our shareholders.
Led by our CEO, Andrew Robinson, we have an experienced, innovative and entrepreneurial executive leadership team with a track record of success in senior management roles at industry leading property and casualty companies as well as in starting and building new businesses in our industry.
Our entire senior leadership’s compensation is directly aligned with our shareholders. Each of our leaders have a material portion of their compensation in the form of long-term and short-term incentives tied to delivering sustainable, best-in-class underwriting returns. Our executive leadership team have additional long-term incentive targets tied directly to growth in book value per share.
Our Strategy in Action
With everything we do, from recruiting to marketing to underwriting to loss adjusting and claims resolution,  we seek to follow the core tenets of our “Rule Our Niche” strategy, as described above. We believe our “Rule Our Niche” strategy will help us achieve our goal of generating best-in-class underwriting profitability for our niches while creating superior long-term shareholder value through growth in book value per share. The core tenets of our “Rule Our Niche” strategy include:
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
We believe we are well-positioned to take advantage of several trends impacting our customers in the United States and globally. One such trend is the continued rise in demand for specialized insurance solutions because of increasing risks, as well as the complexity of risks, due to climate change/increased frequency of severe weather events, supply chain uncertainty, financial inflation risk, cyber risk, emergence of novel health risks, increased level of litigation, attorney involvement and jury awards, and healthcare delivery and cost. Another such noticeable market trend is the emergence of

“micro cycles and micro dislocations” where different pockets of the P&C insurance market experience hardening and softening at different times. We have demonstrated our ability to react quickly in response to these trends by launching new underwriting units, entering underserved markets, partnering with others with advanced technology, and launching new captive solutions. We believe our gross written premium growth and profitability is indicative of our momentum and provides a powerful reference for the positioning of our Company to continue to expand and grow in the markets we seek to serve.
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
We are committed to establishing and maintaining a strong balance sheet, starting with conservative loss reserves and strong capitalization ratios. We believe this is imperative to maintain the confidence of customers, distribution partners, reinsurers, regulators, rating agencies and shareholders. We have strengthened our claims case reserves practices with the aim to reserve to the expected ultimate loss within 90 days of the first notice of loss. In addition, we increase the level of IBNR reserves held above our claims case reserves. We believe our conservative reserve philosophy positions us well for consistently strong underwriting profitability in the future.
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
Underwriting
Our approach to underwriting is deeply embedded in our “Rule Our Niche” strategy and is core to how we win in the market. Within the eight divisions, we further specialize underwriting teams with a focus on specific niches within the markets the eight divisions serve. Kirby Hill, our President of Industry Solutions, Captives and Programs underwriting divisions, has more than 30 years of experience spanning multiple facets of the insurance business, John Burkhart, our President of Specialty Lines overseeing the Professional Lines, Surety, Transactional E&S and A&H underwriting divisions, has approximately 30 years of underwriting experience, and Doug Davies, our Senior Vice President of the Global Property and Agriculture Underwriting Division, has approximately 20 years of underwriting experience.
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
Claims Management
Skyward’s claims department is guided by the following principles: (1) prompt and comprehensive claim investigations, considering all aspects of each loss, and using advanced analytics and technology to improve efficiency, accuracy and speed of response; (2) providing our customers with quality claims handling service while engaging customers through the entire claims resolution process; (3) promptly establishing reserves reflective of our best estimate of ultimate loss; (4) effectively pursuing contribution and subrogation where appropriate and warranted; (5) detecting and preventing fraud activity throughout the claims handling process using a variety of tools; and (6) disciplined litigation management to provide our customers with a superior legal defense while closely monitoring legal costs. To this end, we provide continuous training to our claim staff on claim evaluation, strategy, litigation management, good-faith claims handling and best practices. Our ultimate goal is to achieve timely and optimal claim outcomes.
We handle the majority of our claims in-house. In certain instances, we utilize Third Party Administrators (TPAs), to handle claims on Skyward’s behalf, when needed. Specifically, we may utilize TPAs for programs, captives, occupational accident, workers compensation and Loss Portfolio Transfer (LPT) runoff claims. We actively manage and oversee our TPAs and monitor their individual claims-handling activities, to be in accordance with our claims handling and reserving guidelines and general best practices. We regularly audit our TPAs to ensure compliance with these guidelines and practices.
When the retention of counsel is warranted for a liability claim made against an insured, we retain independent legal counsel to defend and represent an insured. We select defense counsel based on their geographical location and expertise to ensure that they have the requisite experience and legal knowledge to defend our insureds effectively and efficiently. We have developed carefully crafted litigation guidelines for both our claims professionals and our outside counsel to follow. Adherence to these guidelines ensures that counsel is providing the appropriate defense to our insureds. Finally, to ensure that legal costs are reasonable, and customary within the respective defense counsel’s geography and practice area, we employ a legal spend management solution to analyze legal invoices for adherence to case handling and billing practice standards.
We are leveraging technology to gain efficiencies in the claims-handling process. For example, we launched a technology solution to speed up the process of creating claims correspondence and to automate routine tasks behind the scenes, such as vendor payments. Similarly, we are piloting the use of artificial intelligence to route claims to the best-suited claims handler based on likely severity. We are also developing a Large Language Model to identify claims with early indicators for potential severity, unusual types of exposures or the propensity for legal representation by third party claimants.
Additionally, we are always looking for opportunities to resolve our claims as efficiently and effectively as possible. For example, for commercial auto, we have implemented a “quick strike” program to respond to claim reports. This program involves deploying experienced investigators and other appropriate vendors to the scene of a reported auto accident, ideally within two hours of the accident, regardless of the location. This quick response assists us in evaluating the facts and circumstances of the accident to begin our investigation as quickly as possible. If appropriate, our program aids us in resolving any third-party claims as quickly as possible.

Finally, our claims handlers and managers are organized by line of business to ensure that the right expertise is brought to bear in handling claims. The managers and adjusters work very closely with their underwriting partners to keep them apprised of legal trends and emerging claims issues of note. The goal is to educate our underwriters on emerging areas of loss experience to assist them in their risk selection processes.
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
The following is a summary of our reinsurance programs as of December 31, 2023:

Line of Business	Maximum Company Retention
Accident & Health	$0.88 million per occurrence
Commercial Auto(1)	$1.0 million per occurrence
Cyber	$2.69 million per occurrence
Excess Casualty(1)(2)	$1.24 million per occurrence
General Liability(1)	$1.25 million per occurrence
Professional Lines(2)	$2.7 million per occurrence
Property(3)	$2.8 million per occurrence
Representation and Warranty	$2.5 million per occurrence
Surety(2)	$3.0 million per occurrence
Workers’ Compensation(2)	$2.33 million per occurrence

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
For the year ended December 31, 2023, property insurance represented 27% of our gross written premiums. We actively manage and continuously monitor our aggregation of property writings by geographic area to limit our potential for aggregation of loss resulting from severe events such as hurricanes, convective storms, and earthquakes. We buy catastrophe reinsurance to further mitigate an aggregation of property losses due to a single event or series of events. To inform our purchase of catastrophe reinsurance, we use third-party stochastic and our own deterministic models to analyze the risk of aggregation of losses from such events. These models provide a quantitative view of PML events, which is an estimate of the level of loss we would expect to experience once in a given number of years (referred to as the return period). Based upon our modeling, it would take an event beyond our 1 in 250-year PML to exhaust our $28.0 million property catastrophe coverage. Additionally, we seek to expose no more than 3.0% of our stockholders’ equity to a catastrophic loss that is less than a 1 in 250-year event. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event.
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
We seek to purchase reinsurance from reinsurers that are rated at least “A-” (“Excellent”) or better by A.M. Best. As of December 31, 2023, 99% of our reinsurance recoverables were either derived from reinsurers rated “A-” (Excellent) by A.M. Best, or better, or were collateralized for our reinsurance recoverable by the reinsurer. While we only select reinsurers whom we believe to have acceptable credit and A.M. Best ratings, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability to our policyholders. Hence, failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At December 31, 2023 and 2022, our allowance for uncollectible reinsurance was $2.3 million and $0.0 million, respectively.

The following table sets forth our most significant reinsurers by amount of reinsurance recoverables, as well as the reinsurers A.M. Best rating, if applicable, as of December 31, 2023:

($ in thousands)
Reinsurer	Reinsurance Recoverables	AM Best Rating
Everest Reinsurance Co.	$121,832	A+
eCaptive PC1-IC (and PC2-IC), Inc(1)	121,805	Unrated
RGA Reinsurance Company	37,070	A+
Partner Reinsurance Co. of the US	23,381	A+
Swiss Reinsurance America Corp	22,334	A+
General Reinsurance Corp	21,548	A++
Randall & Quilter (R&Q Bermuda (SAC) Ltd)(2)	20,859	Unrated
ACE (Chubb Property & Casualty Insurance Company)	16,003	A+
Aspen Insurance UK Limited	14,822	A
Munich Reinsurance America Inc.	14,817	A+
Top 10 Total	414,471
All Others	181,863
Total	$596,334

(1) This reinsurer facilitates our eMaxx captive; we hold collateral in a statutory trust of $150.8 million on our reinsurance recoverables
(2) This reinsurer facilitates our LPT reinsurance agreement; we maintain the right of offset of our recoverables for premiums we owe to the reinsurer, we held collateral in a statutory trust of $23.0 million on our net reinsurance recoverables.

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
Our Chief Risk Officer oversees several critical ERM processes as well as chairing our cross-functional corporate ERM Committee. We formalize our own view of risk and solvency in terms of potential economic loss using our Economic Capital Model (“ECM”). We use the output of our ECM to measure potential earnings and capital loss for a range of scenarios. These outputs are measured against risk tolerances that are set out and updated annually by the ERM Committee and discussed with the Risk Committee of our Board. More specifically, our ECM provides a probabilistic modeled view of earnings and capital loss that brings together the potential loss from catastrophes, reserving, underwriting, market, credit risk, strategic and operational risks.
Aside from maintaining our ECM and overseeing our risk tolerance framework, our Chief Risk Officer works with our ERM Committee to review and maintain a comprehensive risk register with accountabilities to ensure appropriate mitigations are in place and are monitored for any change. The top 10 risks are further identified and quantified by the Chief Risk Officer and the ERM Committee and reviewed every quarter. The Chief Risk Officer and the ERM Committee submit these reports to the Risk Committee on a regular basis.
We construct our operational processes and controls with a view to identify, assess and manage key risks on an ongoing basis. For example, our Underwriting Committee is responsible for overseeing changes in risk appetite, and product line and division expansion. Within Claims, we diligently monitor our claims handling practices against guidelines through regular internal audits, conduct monthly large loss reviews, and maintain and monitor a watchlist of potential high severity claims. Within Actuarial, we perform quarterly reserve studies, and our Reserve Committee meets each quarter to review and respond to trends in loss emergence. Any key observations are subsequently discussed with the CEO. Monthly and quarterly our underwriting divisions assess rate change and retention on existing business, new business quality and pricing adequacy, and loss emergence as compared to expected. Our SkyBI platform provides real-time portfolio, underwriting, claims and actuarial analytics which is critical to ensuring that the above processes achieve the desired outcome.
Altogether, our ERM is at the center of our decision making and our day-to-day activities. It is a central component to our strategy to achieve market leading risk adjusted returns for our shareholders.

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
We regularly review our loss reserves using a variety of actuarial techniques. We also update the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. A reserve can be increased or decreased over time as claims move towards settlement, which can impact earnings in the form of either adverse development or reserve releases. For additional information regarding our loss reserves, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Results of Operations - Losses and LAE” and “Critical Accounting Policies.”
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
We actively manage and monitor our investment risk to balance the goals of stable growth and liquidity with our need to comply with the insurance regulatory and rating agency frameworks within which we operate. Our portfolio is mainly comprised of cash and cash equivalents and investment-grade fixed-maturity securities, supplemented by additional investments that fit our risk appetite.
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
Our opportunistic fixed income portfolio is managed by Arena Investors, LP (“Arena”), which is affiliated with The Westaim Corporation (“Westaim”), the Company’s largest shareholder.
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
Our Structure
We conduct our operations principally through four insurance companies: Houston Specialty Insurance Company (“HSIC”), our largest insurance subsidiary, underwrites multiple lines of insurance on a surplus lines basis in 50 states, the District of Columbia and select foreign countries. Imperium Insurance Company (“IIC”), a subsidiary of HSIC, underwrites on an admitted basis in all 50 states and the District of Columbia. Great Midwest Insurance Company (“GMIC”), a subsidiary of IIC underwrites multiple lines of insurance on an admitted basis in all 50 states, the District of Columbia and is a certified surety bond company listed with the Department of the Treasury. Oklahoma Specialty Insurance Company (“OSIC”), a subsidiary of GMIC, is an approved surplus lines company in 49 states and the District of Columbia.
The following table sets forth the geographic distribution of our gross written premiums for the year ended December 31, 2023:

2023
Texas	11.4%
California	9.0
New York	8.7
Louisiana	8.0
Florida	7.3
Pennsylvania	3.4
New Jersey	3.4
Georgia	3.3
Illinois	3.2
Massachusetts	2.4
All other states	39.9
Total	100.0%

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

Our organizational structure is set forth below. Each entity is wholly-owned by its immediate parent:
Ratings
Our insurance group, Skyward Specialty Insurance Group, Inc. currently has a rating of “A-” (Excellent) with positive outlook from A.M. Best, which rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” (In Liquidation). The “A-” (Excellent) rating is the fourth highest rating. In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, leverage, and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its losses and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance, and ability to meet its obligations to policyholders. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company.
Regulation
Insurance Regulation
We are regulated by insurance regulatory authorities in the states in which we conduct business. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers and claimants rather than stockholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and insurance producers, review and approval of product forms and rates, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates and prescribing types and amounts of investments.
Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase, state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners (“NAIC”) and some state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways. In addition, the Federal Insurance Office (the “FIO”) was established within the U.S. Department of the Treasury by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010. The FIO monitors all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system, although the FIO has no express regulatory authority over insurance companies or other insurance industry participants.

Insurance Holding Company Regulation
We operate as an insurance holding company system and are subject to the insurance holding company laws of the State of Texas, the state in which our primary insurance companies are domiciled, as well as those of Oklahoma. These statutes require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system and domiciled in that state. These statutes also provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice to or prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction.
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
Employees and Human Capital
As of December 31, 2023, we had approximately 515 employees. Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees. We aim to be an employer of choice, and not just for insurance. As such, we strive to create a culture committed to fostering a rich diversity of thought, background and perspective.
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
Compensation and Benefits
We offer and maintain a competitive benefits package designed to support the well-being of our employees, including, but not limited to, medical, dental and vision insurance, a 401(k) plan, paid time off, family leave, employee assistance programs as well as an employee stock purchase plan available to all employees. We also emphasize the training and development of our employees and provide opportunities to further their education and professional development. We know that we cannot win at our business unless we first win with our people.
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
•the insurance business is historically cyclical in nature, which may affect our financial performance and cause our operating results to vary from quarter to quarter and may not be indicative of future performance;
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
•Increased cost due to “social inflation,” including continued increase of medical costs, more costly technology in vehicles, supply chain disruptions, more involvement of attorneys in claims matters, third-party financing of litigation, lawsuit abuse and other factors, all of which could increase the frequency and severity of claims and affect the adequacy of our loss reserves.
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
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of the date of this filing, A.M. Best has assigned a financial strength rating of “A-” (Excellent) with positive outlook to us. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and is not an evaluation directed to investors and is not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward at their discretion based primarily on its analyses of our balance sheet strength, operating performance and business profile. There are specific building blocks A.M. Best reviews, including capital adequacy, operating performance, operating profile and ERM, as well as other factors that could affect their analyses such as:
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
The reinsurance contracts that we enter into to help manage our risks require us to pay premiums to the reinsurance carriers who will in turn reimburse us for a portion of covered policy claims. In many cases, a reinsurer will be called upon to reimburse us for policy claims many years after we paid insurance premiums to the insurer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our financial risk. However, our reinsurers may not pay claims we incur on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, political and/or regulatory prohibitions, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition. As of December 31, 2023, we had $596.3 million of aggregate reinsurance recoverables.
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
Our business is exposed to the risk of severe weather conditions, earthquakes and man-made catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, severe convective storms/tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, or man-made events such as explosions, war, terrorist attacks and riots. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. Additionally, any increased frequency and severity of such weather events, including hurricanes, could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.
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
Our insurance subsidiaries are required to comply with statutory accounting principles, or SAP. SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
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
The insurance business is historically cyclical in nature, which may affect our financial performance and cause our operating results to vary from quarter to quarter and may not be indicative of future performance.
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
A significant amount of our investment portfolio is invested in fixed maturity securities, or separately managed accounts and limited partnerships invested primarily in fixed maturity securities. Interest rates rose materially during 2022 and 2023. Should the recent rate increases decline, including as a result of steps taken by the federal government to slow inflation, such as the passage of the Inflation Reduction Act of 2022, a low interest rate environment would place pressure on our net investment income, particularly as it relates to these securities and short-term investments, which, in turn, may adversely affect our operating results. Recent and future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

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
As of December 31, 2023, we had gross federal income tax net operating losses, or NOLs, of approximately $49.4 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, or otherwise. These NOLs are set to expire beginning in 2030.
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
Our business is highly dependent upon our information technology and telecommunications systems, including our underwriting systems. We rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments, and to prepare internal and external financial statements. Some of these systems may include or rely on third-party systems not located on our premises or under our control. Events such as natural catastrophes, terrorist attacks, industrial accidents, computer viruses and other cyber-attacks may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency plans and other reasonable plans to protect our systems, whether housed internally or through third-party cloud services, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.
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
Risks Related to Ownership of Our Common Stock
We have and expect to continue to incur increased costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives. We are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.
As a public company, and particularly after we are no longer an emerging growth company, we have incurred and will continue to incur significant legal, accounting and other expenses. In addition, the federal securities laws, including the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules and regulations subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. These rules and regulations will increase our legal and financial compliance costs, make certain activities more time-consuming and costly, and require our management and other personnel to devote a substantial amount of time to compliance initiatives. Despite our best efforts, we may not be able to produce reliable financial statements or file such financial statements as part of a periodic report in a timely manner with the SEC or comply with Nasdaq listing requirements. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, beginning January 18, 2024. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by

Section 404 of the Sarbanes-Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.
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
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, which requires annual assessments by management of the effectiveness of our internal control over financial reporting. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company.
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
As a public company the market price of our common stock has been and is likely to continue to be highly volatile and may fluctuate substantially due to many factors, many of which are beyond our control. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock could be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:
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
•changing economic conditions, including social inflation;
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
The securities markets have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. As a result of these factors, investors in our common stock may not be able to resell their shares at or above the their purchase price. These broad market fluctuations, as well as general market, economic and political conditions, such as recessions, loss of investor confidence or interest rate changes, may negatively affect the market price of our common stock.
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
Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us even if such a change in control would increase the value of our common stock and prevent attempts by our stockholders to replace or remove our current Board of Directors or management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:
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
Item 1B. Unresolved Staff Comments - None.
Item 1C. Cybersecurity
Our information technology systems (“IT Systems”) play a central role in running nearly all aspects of our business operations. Our IT Systems are used for a variety of critical business functions including, but not limited to, internal and external communications, managing our documents and records, and providing shared work environments across various business functions. Therefore, responding efficiently and effectively to cybersecurity incidents and threats is an important component of our overall ERM strategy. In order to respond to such incidents and threats, we have implemented a carefully designed Crisis Response Plan (“CRP”).
Cybersecurity Risk Management and Strategy
Our management and information technology personnel have implemented processes and procedures for assessing, identifying, managing and escalating material risks from cybersecurity threats. These processes and procedures have been integrated into our overall risk management processes. For example, cybersecurity related risks are included in the risk universe that our enterprise risk management committee evaluates on an annual basis. To the extent the ERM process identifies a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. Further, security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact.
Our cybersecurity risk management program leverages the National Institute of Standards and Technology framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media and email. In the event of an incident, we intend to follow our detailed crisis response playbook.
Further, we have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a monthly cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. Further, we conduct periodic external penetration tests, red team testing and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. In the event of an incident, we have outside cybersecurity legal counsel who would consult and coordinate with other third parties in the, including communication and notification to third-parties as required; cybersecurity vendors that would perform various investigation services as well as assisting with the recovery and restoration of any impacted IT System services; cybersecurity experts who would assist with validation of the incident and assist with ransomware demands; and cybersecurity insurance providers.
In addition, we have also implemented processes to oversee and identify risks from cybersecurity threats associated with our use of key third-party service providers, including requiring third-party service providers to provide provisions of their SOC-1 or SOC-2 report and their cybersecurity/disaster recovery plans.
Cybersecurity Governance
Our cybersecurity risk management and strategy processes are overseen by leaders from our Information Security Team with assistance from our Compliance and Legal teams. Such individuals have decades of experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our crisis response plan, and report to the Risk Committee on any appropriate items.
Under its committee charter, the Risk Committee of our Board of Directors oversees our cybersecurity strategy, reviews our cybersecurity and other information technology risks, controls and procedures, and receives periodic updates from management regarding the adequacy and effectiveness of our cybersecurity measures. Included in this review is a thorough discussion of the risks from cybersecurity threats including the potential impact to our operations of such threats.
We have also instituted a separate process for communicating with the Risk Committee in the event we are the target of a specific cybersecurity incident. As part of our response to such an incident, members of the Crisis Management Team would provide an initial awareness communication of the incident to our Chief Executive Officer/Chair of the Board who would in turn inform the Chair of the Risk Committee. Following an initial assessment of the incident by senior management and IT Systems personnel, we would provide a follow-up communication to the CEO and Risk Committee Chair and determine whether further escalation to the full Board is warranted.
Although the risks from cybersecurity threats have not materially affected our business strategy, results of operations or financial condition, it is possible that a cybersecurity incident resulting in a serious compromise of our IT Systems or a demand for payment to restore our IT Systems, could have a material adverse effect on us by negatively impacting our ability to operate our business effectively and by diverting the attention of our management and other resources, including financial resources, to address the cybersecurity incident.
Item 2. Properties
We lease our primary executive offices and insurance operations in Houston, Texas, and occupy approximately 20,000 square feet of office space. The lease for this space expires in 2029. We lease additional office space where appropriate. Management considers our office facilities suitable and adequate for our current levels of operations.
Item 3. Legal Proceedings
We are periodically party to legal proceedings which arise in the ordinary course of business. Currently, we are not involved in any legal proceedings which we believe could have a material adverse effect on our business or results of operation.
Item 4. Mine Safety Disclosures - Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the NASDAQ Global Select Market under the symbol “SKWD” on January 13, 2023. Prior to that time, there was no public market for our common shares. As of March 27, 2024, there were approximately 15 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) and is incorporated herein by reference.
Recent Sales of Unregistered Equity Securities
Set forth below is information regarding securities issued or granted by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. The information presented in this Item 5 gives effect to a 4-for-1 reverse stock split, which became effective on January 3, 2023.
Issuance of Class A Common Stock upon Conversion of Preferred Stock and Class B Common Stock
Immediately prior to completing the IPO, all preferred stock converted into 16,305,113 shares of common stock. The issuance of such common shares was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.
Grants of Stock Awards and Issuance of Shares
During the period covered by this Annual Report on Form 10-K, pursuant to the Company’s 2020 Long-Term Incentive Plan, we granted 1,101,856 shares of restricted stock restricted stock units at a weighted average price of $16.07 per share and 759,990 stock options with a strike price of $15.00 to certain employees and directors. During the period covered by this Annual Report on Form 10-K, no shares of common stock were issued upon the exercise of stock options.
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
Use of Proceeds from Initial Public Offering
On January 18, 2023, we closed our IPO, in which we issued and sold 4,750,000 shares of common stock and the selling stockholders sold 4,202,383 shares. The underwriters also exercised in full their option to purchase 1,342,857 additional shares of common stock from the selling stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-265326), which was declared effective by the SEC on January 12, 2023. Barclays Capital Inc. and Keefe, Bruyette & Woods, Inc. acted as the representatives of the underwriters. The public offering price of the shares sold in the offering was $15.00 per share. The net proceeds to the Company were approximately $62.3 million, after deducting underwriting discounts and specific incremental expenses directly attributable to the IPO. All the proceeds from the IPO have been distributed to the Company’s insurance company subsidiaries.
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
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period beginning January 13, 2023 (the date our common stock began trading on Nasdaq) through December 31, 2023.
The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.
This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

$200.00
$150.00
$100.00
01/13/23
03/31/23
06/30/23
09/30/23
12/31/23
Skyward Specialty Insurance Group, Inc.
Nasdaq Composite
Nasdaq Insurance

	January 13, 2023	December 31, 2023
Skyward Specialty Insurance Group, Inc.	$100.00	$177.38
Nasdaq Composite Index	$100.00	$135.49
Nasdaq Insurance Index	$100.00	$103.37
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
Our portfolio of insured risks is highly diversified — we insure customers operating in a wide variety of industries; we distribute through multiple channels; we write multiple lines of business, including general liability, excess liability, professional liability (which includes cyber insurance), commercial auto, group accident and health, property, agriculture, surety and workers’ compensation; we insure both short and medium duration liabilities; and our business mix is balanced between E&S and admitted markets. All of these factors enable us to respond to market opportunities and dislocations by deploying capital with attractive risk-adjusted returns. We believe this diversification, combined with our underwriting and claims expertise, will produce strong growth and consistent profitability across P&C insurance pricing cycles.
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
Results of Operations
The following table summarizes our results for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Gross written premiums	$1,459,829	$1,143,952
Ceded written premiums	(549,138)	(468,409)
Net written premiums	$910,691	$675,543
Net earned premiums	$829,143	$615,994
Commission and fee income	6,064	5,199
Losses and LAE	515,237	402,512
Underwriting, acquisition and insurance expenses	243,444	182,171
Underwriting income(1)	$76,526	$36,510

Net investment income	$40,322	$36,931
Net investment gains (losses)	$11,072	$(15,705)
Income before income taxes	$110,102	$49,783
Net income	$85,984	$39,396
Adjusted operating income(1)	$80,847	$58,574

Loss and LAE ratio	62.1%	65.3%
Expense ratio	28.6%	28.7%
Combined ratio	90.7%	94.0%

Adjusted loss and LAE ratio(1)	62.3%	63.9%
Expense ratio	28.6%	28.7%
Adjusted combined ratio(1)	90.9%	92.6%

Return on equity	15.9%	9.3%
Return on tangible equity(1)	19.0%	11.8%
Adjusted return on equity(1)	14.9%	13.8%
Adjusted return on tangible equity(1)	17.9%	17.6%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 7

Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income
The following table provides a reconciliation of adjusted operating income to net income for the years ended December 31, 2023 and 2022:

	2023		2022
($ in thousands)	Before Income Taxes	After Income Taxes	Before Income Taxes	After Income Taxes
Income as reported	$110,102	$85,984	$49,783	$39,396
Less (Add):
Net impact of LPT	1,427	1,127	(8,572)	(6,772)
Net investment gains (losses)	11,072	8,747	(15,705)	(12,407)
Other (loss) income	(632)	(499)	1	1
Other expenses	(5,364)	(4,238)	—	—
Adjusted operating income	$103,599	$80,847	$74,059	$58,574

Underwriting income (loss)
The following table provides a reconciliation of underwriting income to income before federal income tax for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Income before federal income tax	$110,102	$49,783
Add:
Interest expense	10,024	6,407
Amortization expense	1,798	1,547
Other expenses	5,364	—
Less (Add):
Net investment income	40,322	36,931
Net investment gains (losses)	11,072	(15,705)
Other (loss) income	(632)	1
Underwriting income	$76,526	$36,510

Adjusted Loss Ratio / Adjusted Combined Ratio
The following table provides a reconciliation of the adjusted loss and LAE ratio and adjusted combined ratio to the loss and LAE ratio and combined ratio for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Net earned premiums	$829,143	$615,994

Losses and LAE	515,237	402,512
Pre-tax net impact of loss portfolio transfer	(1,427)	8,572
Adjusted losses and LAE	$516,664	$393,940

Loss ratio	62.1%	65.3%
Net impact of LPT	(0.2)%	1.4%
Adjusted loss ratio	62.3%	63.9%

Combined ratio	90.7%	94.0%
Net impact of LPT	(0.2)%	1.4%
Adjusted combined ratio	90.9%	92.6%

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity as of December 31, 2023 and 2022:

($ in thousands)	2023	2022
Stockholders’ equity	$661,031	$421,662
Less: goodwill and intangible assets	88,435	89,870
Tangible stockholders’ equity	$572,596	$331,792

Adjusted Return on Equity
The following table provides a reconciliation of adjusted return on equity to return on equity for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Numerator: adjusted operating income	$80,847	$58,574
Denominator: average stockholders’ equity	$541,347	$423,871
Adjusted return on equity	14.9%	13.8%

Return on Tangible Equity
Return on tangible equity for the years ended December 31, 2023 and 2022 reconciles to return on equity as follows:

($ in thousands)	2023	2022
Numerator: net income	$85,984	$39,396
Denominator: average tangible stockholders’ equity	$452,194	$333,268
Return on tangible equity	19.0%	11.8%

Adjusted Return on Tangible Equity
Adjusted return on tangible equity for the years ended December 31, 2023 and 2022 reconciles to return on equity as follows:

($ in thousands)	2023	2022
Numerator: adjusted operating income	$80,847	$58,574
Denominator: average tangible stockholders’ equity	$452,194	$333,268
Adjusted return on tangible equity	17.9%	17.6%

Underwriting Results
Premiums
The following table presents gross written premiums by underwriting division for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022	% Change
Industry Solutions	$305,476	$267,628	14.1%
Global Property & Agriculture	273,191	205,081	33.2%
Programs	178,726	163,653	9.2%
Captives	167,624	124,286	34.9%
Professional Lines	154,565	93,011	66.2%
Accident & Health	151,701	130,808	16.0%
Transactional E&S	122,508	75,098	63.1%
Surety	106,056	79,062	34.1%
Total continuing business	$1,459,847	$1,138,627	28.2%
Exited business	(18)	5,325	(100.3)%
Total gross written premiums	$1,459,829	$1,143,952	27.6%

The year over year increase in gross written premiums, when compared to 2022, was driven by double-digit premium growth in nearly all of our underwriting divisions, five of which grew over 30%. The gross written premium increases were primarily driven by (i) new business, (ii) rate increases, and (iii) retention. During 2023 we broadened our business portfolio, including (i) entry into inland marine and global agriculture, (ii) added an occupational accident offering in our industry solutions division, (iii) expanded our surety division to serve the SBA market and to provide judicial and fiduciary bonds, and (iv) expanded our accident & health coverages to include individual providers. In addition to the expanded portfolio offerings, growth was also impacted by the addition of new underwriting teams and new tech-enabled partnerships.
Net earned premiums were $829.1 million for the year ended December 31, 2023, compared to $616.0 million for the same 2022 period, an increase of $213.1 million or 34.6%. The increase in net earned premiums was primarily driven by the same reasons that drove the increase in gross written premiums discussed above. For additional information regarding our reinsurance programs, see the discussion included in “Item 1 Business - Reinsurance”.

Losses and LAE
The following table sets forth the components of the loss and LAE ratio and adjusted loss and LAE ratio for the years ended December 31, 2023 and 2022:

	2023		2022
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$504,664	60.9%	$387,440	62.8%
Cat loss and LAE(1)	12,000	1.4%	6,500	1.1%
Prior accident year development - LPT	(1,427)	(0.2)%	8,572	1.4%
Total losses and LAE	$515,237	62.1%	$402,512	65.3%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$504,664	60.9%	$387,440	62.8%
Cat loss and LAE(1)	12,000	1.4%	6,500	1.1%
Total adjusted losses and LAE(2)	$516,664	62.3%	$393,940	63.9%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 7
The loss ratio for the year ended 2023 improved 3.2 points when compared to the same 2022 period. The non-cat loss and LAE ratio improved 1.9 points when compared to the same 2022 period, driven by the shift in the mix of business and continued run-off of exited business. Catastrophe losses from second and third quarter convective storms and first quarter wind and hail events, including tornadoes, added 1.4 points to the loss ratio compared to 2022, which was impacted by 1.1 points of catastrophe losses from Hurricane Ian and Winter Storm Elliott. The loss ratio for the year ended 2022 included 1.4 points from the net impact of LPT reserve strengthening. Additional information regarding the LPT can be found in the “Loss Portfolio Transfer” discussion included in this Item 7.
Losses and LAE Development
The following table sets forth the presentation of the development of the ultimate liability by accident year for the years ended December 31, 2023 and 2022:

($ in thousands)	Development
	(Favorable) Adverse
Accident Year	2023	2022
Prior	$10,132	$30,141
2020	7,903	(6,756)
2021	(27,312)	(9,000)
2022	9,277	—
Total	$—	$14,385
Reserve development on losses subject to LPT	$—	$14,385
Reserve development on losses excluding losses subject to LPT	$—	$—

For the year ended December 31, 2023, the Company recognized favorable development related to prior years’ loss and loss expense reserves of $9.2 million in short tail/monoline specialty lines and adverse development of $11.9 million in multi-line solutions, respectively. The favorable development in short tail/monoline specialty lines was driven by property lines of business from the 2021 accident year. The adverse development in multi-line solutions was driven by higher than expected severity in general and auto liability lines of business primarily from the 2019 accident year.
During the year ended December 31, 2022, net incurred losses for accident years 2021 and prior developed adversely by $14.4 million which was related to losses subject to the LPT.
Within exited lines, adverse development of $14.5 million was from the 2019 accident year primarily driven by increased frequency and severity in general and professional liability. The remaining $8.4 million of net adverse development was from other accident years.

Within multi-line solutions, favorable development of $10.8 million was from the 2020 through 2021 accident years and was driven by a reduction in frequency of claims in commercial auto and general liability. The remaining $2.3 million of net adverse development was from various other accident years.
Loss Portfolio Transfer
On April 1, 2020 (“Inception Date”), with a valuation date of June 30, 2019 (“Valuation Date”), we entered into a LPT retroactive reinsurance agreement with R&Q Bermuda (SAC) Limited, a third party reinsurer domiciled in Bermuda that specializes in assuming legacy blocks of insurance business and running them off. The LPT covers liabilities (including claim payments, allocated LAE and certain extra-contractual obligations) related to certain policies issued or assumed for policy years 2017 and prior. The LPT agreement covers the majority of our exited business. We believe purchasing this coverage reduces the volatility associated with the covered business produced in 2017 and prior, and has allowed our management team to focus on the continuing business which we believe provides the best path for continued profitable growth.
As of the Valuation Date, we agreed to cede $153.1 million of Net LPT Reserves for certain lines of business, primarily related to 2017 and prior policy years, subject to an aggregate cash deductible of $105 million which was withheld from the reinsurer. Subsequent to the Valuation Date but prior to the Inception Date, we strengthened the Net LPT Reserves by $5.5 million. This development resulted in an increase in the Net LPT Reserves of $5.5 million to $158.6 million. Consequently, at the Inception Date, the cash remitted to the third party reinsurer for the cession of the Net LPT reserves was $53.6 million (reflecting the $158.6 million of Net LPT Reserves less the $105.0 million cash deductible).
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
As of December 31, 2023, our net loss reserves subject to the LPT were $44.8 million compared to $68.6 million as of December 31, 2022. During 2022 we materially strengthened our reserves subject to the LPT. Since the inception of the LPT, as of December 31, 2023 we have reduced the number of open claims by 79.5%.
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
As of December 31, 2023, total incurred losses and LAE (including claims paid, case reserves and IBNR) were $38.2 million, which is $8.2 million in excess of our reinsurance coverage under Section A of the LPT. As a result, should new claims arise or existing claims develop adversely such that we need to increase our incurred losses and LAE on business covered by Section A, there would be no further reinsurance coverage on these policies subject to the LPT.
As of December 31, 2023, paid losses and LAE on policies subject to Section A of the LPT were $24.9 million, which is $5.1 million below our total reinsurance coverage under Section A. We believe the ratio of paid losses and LAE to total incurred losses and LAE of 65.1% as of December 31, 2023, on policies covered under Section A of the LPT, in combination with the age of the policies (primarily policy years 2011 and prior) and the declining number of open claims (Section A open claims have been reduced by 68.9% since the Valuation Date), underscores the strength of our reserve position on Section A.
The following chart sets forth the Section A reinsurance structure, the paid and incurred losses and LAE positions within the structure as of December 31, 2023, and the reduction in open claims from the Valuation Date through December 31, 2023.

Section A Structure and Incurred Losses
$40.0
$35.0
$30.0
$25.0
$20.0
$15.0
$10.0
$5.0
$0.0
$30.0M cover
$5.0
$2.8
$22.2
$38.2
$13.3
$24.9
Section A:
Total Incurred at December 31, 2023
Net LPT Reserves
100% Reinsurance Coverage
50% Reinsurance Coverage
Paid
Reserves

Open Claims
550
500
450
400
350
300
250
200
150
100
50
0
508
158
Open Claims at the Valuation Date
Open Claims at December 31, 2023

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
As of December 31, 2023, total incurred losses and LAE (including claims paid, case reserves and IBNR) were $220.0 million with the entire $36.0 million of 100% coverage layer available should new claims arise or existing claims develop adversely. As of December 31, 2023, paid losses and LAE on policies subject to Section B were $188.5 million, which is $67.5 million below our total reinsurance coverage under Section B, which includes the co-participation amounts. As with Section A, we believe that the Section B ratio of paid losses and LAE to total incurred losses and LAE of 85.7% as of December 31, 2023 in combination with and the rapidly declining number of open claims (reduced by 81.9%) since the Valuation Date underscores the strength of our reserve position on Section B.
The following chart sets forth the Section B reinsurance structure, the paid and incurred losses and LAE positions within the structure as of December 31, 2023, and the reduction in open claims from the Valuation Date through December 31, 2023:

Section B Structure and Incurred Losses
$275.0
$250.0
$225.0
$200.0
$175.0
$150.0
$125.0
$100.0
$75.0
$50.0
$25.0
$0.0
$256.0M cover
$36.0
$70.0
$19.1
$130.9
$220.0
$31.5
$188.5
Section B:
Total Incurred at December 31, 2023
Net LPT Reserves
50% Reinsurance Coverage
Paid
100% Reinsurance Coverage
100% Reinsurance Coverage
Reserves

Open Claims at the Valuation Date
2,500
2,250
2,000
1,750
1,500
1,250
1,000
750
500
250
0
2,260
410
Open Claims at the Valuation Date
Open Claims at December 31, 2023

Expense Ratio
The following table sets forth the components of the expense ratio for the years ended December 31, 2023 and 2022:

	2023		2022
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$108,514	13.0%	$65,695	10.6%
Other operating and general expenses	134,930	16.3%	116,476	18.9%
Underwriting, acquisition and insurance expenses	243,444	29.3%	182,171	29.5%
Less: commission and fee income	(6,064)	(0.7)%	(5,199)	(0.8)%
Total net expenses	$237,380	28.6%	$176,972	28.7%

The expense ratio was flat when compared to the same 2022 period. The increase in the net policy and acquisition expense ratio, when compared to the same 2022 period, was primarily driven by the shift in our mix of business offset by an improved other operating and general expense ratio, when compared to the same 2022 period, due to the increase in earned premiums.

Investment Results
The following table sets forth the components of net investment income and net investment (losses) gains for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Cash and short-term investments(1)	$11,353	$1,427
Core fixed income	32,572	16,544
Opportunistic fixed income	(6,844)	16,784
Equities	2,682	2,160
Net investment income(1)	$39,763	$36,915
Net unrealized gains (losses) on securities still held	$11,130	$(15,058)
Net realized losses	(58)	(647)
Net investment gains (losses)	$11,072	$(15,705)

(1) excludes income from operating cash for the years ended December, 31, 2023 and 2022.
The increase in income from our core fixed income portfolio for the year ended 2023, when compared to the same 2022 period, was due to (i) a larger asset base as we continued to increase our allocation to this part of our investment portfolio and (ii) a higher book yield of 4.5% at December 31, 2023 compared to 3.7% at December 31, 2022. The increase in income from short-term and money market investments for the year ended 2023, when compared to the same 2022 period, was due to a larger asset base and higher investment yields when compared to the same 2022 period. The opportunistic fixed income portfolio continued to be impacted by a decline in the fair value of limited partnership investments for the year ended 2023 when compared to the same 2022 period.
Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at December 31, 2023 and 2022:

	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Short-term and money market investments	$270,259	16.7%	$121,268	11.2%
Core fixed income	1,017,651	63.1%	607,572	56.1%
Opportunistic fixed income	172,645	10.7%	196,021	18.1%
Equities	153,132	9.5%	157,506	14.6%
Total investment portfolio	$1,613,687	100.0%	$1,082,367	100.0%

Our fixed maturity securities, comprised of both core fixed income and opportunistic fixed income, comprised 73.8% and 74.2% of our total investment portfolio as of December 31, 2023 and 2022, respectively, and had a weighted average effective duration of 3.2 years and 3.1 years as of December 31, 2023 and 2022, respectively, and an average core fixed income credit rating of “AA-” and “AA” (Standard & Poor’s) as of December 31, 2023 and 2022, respectively.
Core fixed income
The core fixed income portfolio consists primarily of investment grade fixed income securities which are predominantly highly-rated and liquid bonds. Our objective is to earn attractive risk-adjusted returns with a low risk of loss of principal. The portfolio is managed by third party managers. The average duration of the portfolio was approximately 4.4 years and 4.3 years, respectively, as of December 31, 2023 and 2022.

The following table sets forth the components of our core fixed income portfolio at December 31, 2023 and 2022:

	2023		2022
($ in thousands)	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
U.S. government securities	$44,166	4.3%	$48,541	8.0%
Corporate securities and miscellaneous	383,420	37.7%	235,129	38.7%
Municipal securities	92,778	9.1%	57,727	9.5%
Residential mortgage-backed securities	281,626	27.7%	119,856	19.7%
Commercial mortgage-backed securities	29,934	2.9%	36,495	6.0%
Other asset-backed securities	185,727	18.3%	109,824	18.1%
Core fixed income securities, available for sale	$1,017,651	100.0%	$607,572	100.0%

The weighted average credit rating of the portfolio was “AA-” by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) at December 31, 2023 and “AA” by Standard & Poor’s at December 31, 2022. The following table sets forth the credit quality of our core fixed income portfolio at December 31, 2023 and 2022, as rated by Standard & Poor’s or equivalent designation:

	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$493,252	48.6%	$283,733	46.7%
AA	105,906	10.4%	74,604	12.3%
A	233,487	22.9%	134,175	22.1%
BBB	154,096	15.1%	88,369	14.5%
BB and Lower	30,910	3.0%	26,691	4.4%
Total core fixed income	$1,017,651	100.0%	$607,572	100.0%

Opportunistic fixed income
The opportunistic fixed income portfolio is managed by Arena which is affiliated with Westaim, our largest shareholder. The opportunistic fixed income portfolio consists of separately managed accounts, limited partnerships, promissory notes and equity interests. The underlying securities are primarily floating rate senior secured loans, comprised of short duration, collateralized, asset-oriented credit investments designed to generate attractive risk-adjusted returns. Investments contain strong covenants and are backed by a significant amount of collateral with a weighted average loan-to-value of 74%. The limited partnerships are subject to future increases or decreases in asset value and may exhibit volatile results as asset values are monetized and the resultant income is distributed. As of December 31, 2023, the opportunistic fixed income portfolio consisted of three components: diversified asset based lending (55.1%), commercial mortgage loans (29.0%) and cash and cash equivalents (15.9%). The diversified asset based lending portfolio includes floating rate senior secured asset-based loans with significant amounts of collateral and strong covenants.

The following table sets forth the components of our opportunistic fixed income portfolio by industry sector at December 31, 2023 and 2022:

	2023		2022
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Real Estate	$88,964	51.5%	$90,370	46.1%
Oil & Gas	15,991	9.3%	20,725	10.6%
Banking, Finance & Insurance	11,425	6.6%	13,870	7.1%
Other sectors(1)	28,747	16.7%	34,072	17.4%
Cash and cash equivalents(2)	27,518	15.9%	36,984	18.8%
Opportunistic fixed income	$172,645	100.0%	$196,021	100.0%

(1) Other sectors primarily includes Aerospace & Defense, Business Services, Retail, Commercial & Industrial and Environmental.
(2) Includes cash on settlements that have not yet been redeployed.
The average duration of the portfolio is approximately 1.3 years and 1.4 years as of December 31, 2023 and 2022, respectively.
Equities
The equities portfolio primarily consists of domestic preferred stocks, common equities, exchange traded funds, limited partnerships, limited liability corporations and other types of equity interests, 77.2% of which are publicly traded. During 2021, we initiated a tail-risk management strategy that is designed to provide some protection for the equity portfolio if there is a significant decline in the S&P 500 within a 30 day period. We continued this strategy in 2023 and as of December 31, 2023, the annual cost of the strategy was approximately $1.0 million. The portfolio is directed internally and includes both self-managed investments and portfolios managed by third-party investment management firms.
The following table sets forth the components of our equities portfolio by security type at December 31, 2023 and 2022:

	2023		2022
($ in thousands)	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
Domestic common equities	$71,502	46.7%	$76,929	48.8%
International common equities	39,389	25.7%	34,468	21.9%
Preferred stock	7,358	4.8%	8,772	5.6%
Other(1)	34,883	22.8%	37,337	23.7%
Equities	$153,132	100.0%	$157,506	100.0%

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of debt instruments in our core fixed income and opportunistic fixed income portfolios. Our risk management strategy and investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2023, our core fixed income portfolio had an average rating of “AA-,” with approximately 82% of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade fixed income securities which are high quality and liquid, providing a stable income stream, supplemented by opportunistic fixed income and equity securities, with the objective of further enhancing the portfolio’s diversification and risk-adjusted returns. At December 31, 2023, approximately 3.0% of our core fixed income portfolio was unrated or rated below investment-grade. Through our investment managers, we monitor the financial condition of all of the issuers of securities in our portfolio.
In addition, we are subject to credit risk with respect to our third-party reinsurers. Although our third-party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue, and we might not collect amounts recoverable from our reinsurers. We address this credit risk by seeking to purchase reinsurance from reinsurers that are rated at least “A-” (Excellent) or better by A.M. Best. We also perform, along with our reinsurance broker, periodic credit reviews of our reinsurers. At December 31, 2023, 99% of our reinsurance recoverables were either derived from reinsurers rated “A-” (Excellent) by A.M. Best, or better, or were collateralized through funds held, trusts and letters of credit by the reinsurer. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed income securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our securities decreases. Conversely, as interest rates fall, the fair value of our securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio in directional relation to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our core fixed income investment portfolio after consideration of the estimated duration of our liabilities and other factors. Our fixed maturity securities had a weighted average effective duration of 3.2 years as of December 31, 2023.
We had fixed income securities that were subject to interest rate risk with a fair value of $1,017.7 million at December 31, 2023. Our opportunistic fixed income securities are excluded from our interest rate sensitivity analysis as they are primarily floating rate and treated as held to maturity securities.
The following table sets forth what changes might occur in the value of our core fixed income portfolio given hypothetical changes in interest rates as of December 31, 2023:

($ in thousands)	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
300 basis point increase	$887,124	$(130,527)	(12.8)%
200 basis point increase	$929,996	$(87,655)	(8.6)%
100 basis point increase	$973,505	$(44,146)	(4.3)%
No change	$1,017,651	$—	0.0%
100 basis point decrease	$1,062,433	$44,782	4.4%
200 basis point decrease	$1,107,852	$90,201	8.9%
300 basis point decrease	$1,153,908	$136,257	13.4%

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
Equity price risk
Equity price risk represents the potential economic losses due to adverse changes in equity security prices. At December 31, 2023, approximately 11.4% of the fair value of our investment portfolio (excluding cash and cash equivalents and short-term investments) was invested in equity securities. We manage equity price risk through portfolio diversification and maintain a tail-risk management strategy that is designed to provide some protection for the equity portfolio if there is a significant decline in the S&P 500 within a 30 day period.

Other Items
Income Taxes
Income tax expense was $24.1 million for the year ended December 31, 2023 compared to $10.4 million for the year ended December 31, 2022. Our effective tax rate was 21.9% for the year ended December 31, 2023, compared to 20.9% for the year ended December 31, 2022. The change in our effective tax rate in 2023, when compared to 2022, was primarily due to the relationship of taxable to non-taxable income. The Company’s provision for income taxes generally does not deviate substantially from the statutory tax rate. The effective tax rate may vary slightly from the statutory rate due to tax adjustments for tax-exempt income and dividends-received deduction.
See Note 13, “Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense and the amount computed at the indicated statutory rate for the years ended December 31, 2023 and 2022.
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
Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. Our insurance subsidiaries did not pay dividends to us for the years ended December 31, 2023 or 2022. See Note 23, “Statutory Accounting Principles and Regulatory Matters” to our consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding our insurance companies.
At December 31, 2023, our holding company had $3.0 million in cash and investments compared to $8.9 million at December 31, 2022.
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
The following table sets forth our cash flows for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Cash and cash equivalents provided by (used in):
Operating activities	$338,187	$208,938
Investing activities	(493,809)	(193,381)
Financing activities	130,947	2,180
Change in cash and cash equivalents	$(24,675)	$17,737

The increase in cash provided by operating activities in 2023 and 2022 was primarily due to the growth of the business, timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
The change in net cash used in investing activities from 2023 to 2022 was primarily driven by an increase in the purchases of fixed maturity securities and short-term investments.
The change in net cash provided by financing activities from 2023 to 2022 was primarily driven by proceeds received from the IPO and the November follow-on offering. See note 12, “Stockholders’ Equity”, to our consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding the IPO and November follow-on offering.
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
During the year ended December 31, 2023, we drew $50.0 million on the Revolving Credit Facility and used the proceeds to pay off the principal on our Term Loan (defined below). We subsequently terminated the Term loan and the Revolver (defined below).
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At December 31, 2023, the six-month SOFR on the Revolving Credit Facility was 5.47%, plus a margin of 1.60%.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of December 31, 2023, we are in compliance with all covenants.
On March 14, 2024, we drew $50.0 million on the Revolving Credit Facility and used the proceeds and existing cash to fund the redemption of the Debentures (see “Debentures” below for additional information regarding the redemption). After the draw, we had $100.0 million outstanding under the Revolving Credit Facility with another $50.0 million of undrawn capacity.
Debentures
In August 2006, we received $58.0 million of proceeds from a debenture offering through a statutory trust, Delos Capital Trust (the “Trust”). The sole asset of the Trust consists of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) with a principal amount of $59.8 million issued by us and cash of $1.8 million from the issuance of Trust common shares purchased by us equal to 3% of the Trust capitalization. The Debentures are an unsecured obligation, are redeemable, and have a maturity date of September 15, 2036. Interest on the Trust Preferred is payable quarterly at an annual rate based on the three-month LIBOR (5.59% and 4.77% at December 31, 2023 and 2022, respectively), plus 3.4%. On March 15, 2024, the Company redeemed the Debentures and paid $1.4 million of accrued interest.
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
Term Loan
On December 11, 2019, we entered into a credit agreement with Prosperity Bank which provided us with a $50.0 million term loan (the “Term Loan”) and a $50.0 million revolving line of credit (the “Revolver”) with additional capacity up to $75.0 million.
At December 31, 2022, the interest rate on the Term Loan was the one-month LIBOR (4.39% on December 31, 2022) plus the “Applicable Margin,” which was defined as 1.65%. In connection with our entry into the Revolving Credit Facility, we terminated the existing term loan and revolving line of credit.
At December 31, 2023 the ratio of total debt outstanding, including the Revolving Credit Facility, the Trust Preferred and the Notes, to total capitalization (defined as total debt plus stockholders’ equity) was 16.3% and at December 31, 2022, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization was 23.4%. At March 15, 2024, capitalization remained unchanged as a result of the draw on the Revolving Credit Facility and subsequent redemption of the Debentures.
Contractual Obligations and Commitments
The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2023:

	Payments due by period
($ in thousands)	Total	Less Than One Year	One Year or More
Reserves for losses and LAE	$1,314,501	$579,852	$734,649
Long-term debt	129,794	59,794	70,000
Interest on debt obligations	109,196	10,408	98,788
Operating lease obligations	5,784	1,671	4,113
Total	$1,559,275	$651,725	$907,550

Reserves for losses and LAE represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. Estimating reserves for losses and LAE is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on our own, industry and peer group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period will be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and LAE are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and LAE totaled $596.3 million and $581.4 million at December 31, 2023 and December 31, 2022, respectively.
Critical Accounting Policies
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
We categorize our reserves for unpaid losses and LAE into two types: case reserves and IBNR.
The following table sets forth our gross and net reserves for unpaid losses and LAE at December 31, 2023 and 2022:

	2023				2022
($ in thousands)	Gross	% of Total	Net	% of Total	Gross	% of Total	Net	% of Total
Case reserves	$561,474	42.7%	$318,863	37.1%	$485,143	42.5%	$269,273	38.2%
IBNR	753,027	57.3%	540,154	62.9%	656,614	57.5%	436,498	61.8%
Total	$1,314,501	100.0%	$859,017	100.0%	$1,141,757	100.0%	$705,771	100.0%

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
Our IBNR reserves are developed in accordance with Actuarial Standards of Practice promulgated by the American Academy of Actuaries. Our reserve review is performed by our Reserve Committee that utilizes several accepted loss reserving methods to arrive at our best estimate of loss reserves. We give consideration to the relative strengths and weaknesses of each of the methods in deriving our actuarial best estimate of the liabilities. Where we have limited years of loss experience compared to the period over which we expect losses to be reported, we use industry and/or peer-group data in addition to our own data as a basis for selecting the parameters underlying our reserving methods. We monitor loss emergence daily. We carefully consider other internal or external factors such as underwriting, claims handling, economic, or environmental changes that could adversely affect the accuracy of the assumptions underlying our standard actuarial methods and when necessary we will adjust these assumptions, methods, and/or procedures to ensure that they appropriately reflect these changing conditions. The duration of loss reserves was 2.3 years as of December 31, 2023.
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
A 5% change in net IBNR would result in a $27.0 million change in our reserves for losses and LAE and a $21.3 million change in net income and stockholders’ equity.
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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. The Company adopted ASU 2016-13 effective January 1, 2023 using the modified retrospective approach, by which a cumulative-effect adjustment was made to retained earnings as of the date of adoption. In connection with the adoption of ASU 2016-13, the Company elected the fair value option in accounting for mortgage loans effective January 1, 2023 as targeted transition relief. The adoption of ASU 2016-13 resulted in the Company recognizing an increase in the allowance for uncollectible reinsurance of $2.3 million and an increase, net of tax, in accumulated deficit of $2.3 million.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 requires segment disclosures for (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), (ii) how the CODM uses the reported measure(s) of segment profitability in assessing segment performance and resource allocation and (iii) the title and position of the CODM. This update states that entities with a single reportable segment are required to provide full segment disclosures. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This update is applied retrospectively to all prior periods presented. We are evaluating the effect of the amendments on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 requires public companies, on an annual basis, provide enhanced rate reconciliation disclosures, including disclosures of specific categories and additional information that meet a quantitative threshold. This update also requires public companies to, among other things, disaggregate income taxes paid by federal, state and foreign taxes. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the effect of the amendments on its consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Qualitative and Quantitative Disclosures about Market Risk are included in Item 7 of this Form 10-K under “Investments—Market Risk.”

Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Skyward Specialty Insurance Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Skyward Specialty Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Houston, Texas
April 1, 2024

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except share and per share amounts)	2023	2022
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $1,047,713 and $662,616, respectively)	$1,017,651	$607,572
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $329 as of December 31, 2023)	42,986	52,467
Equity securities, at fair value	118,249	120,169
Mortgage loans (at fair value as of December 31, 2023; at amortized cost as of December 31, 2022)	50,070	51,859
Other long-term investments	114,505	129,142
Short-term investments, at fair value	270,226	121,158
Total investments	1,613,687	1,082,367
Cash and cash equivalents	65,891	45,438
Restricted cash	34,445	79,573
Premiums receivable, net	179,235	139,215
Reinsurance recoverables, net	596,334	581,359
Ceded unearned premium	186,121	157,645
Deferred policy acquisition costs	91,955	68,938
Deferred income taxes, net	21,991	36,188
Goodwill and intangible assets, net	88,435	89,870
Other assets	75,341	82,846
Total assets	$2,953,435	$2,363,439
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$1,314,501	$1,141,757
Unearned premiums	552,532	442,509
Deferred ceding commission	37,057	29,849
Reinsurance and premium payables	150,156	113,696
Funds held for others	58,588	36,858
Accounts payable and accrued liabilities	50,880	48,499
Notes payable	50,000	50,000
Subordinated debt, net of debt issuance costs	78,690	78,609
Total liabilities	2,292,404	1,941,777
Stockholders’ equity:
Series A preferred stock, $0.01 par value; 10,000,000 and 2,000,000 shares authorized, 0 and 1,969,660 shares issued and outstanding, respectively	—	20
Common stock, $0.01 par value, 500,000,000 and 168,000,000 shares authorized, 39,863,756 and 16,832,955 shares issued, respectively	399	168
Treasury stock, $0.01 par value, 0 and 233,289 shares, respectively	—	(2)
Additional paid-in capital	710,855	577,289
Stock notes receivable	(5,562)	(6,911)
Accumulated other comprehensive loss	(22,953)	(43,485)
Accumulated deficit	(21,708)	(105,417)
Total stockholders’ equity	661,031	421,662
Total liabilities and stockholders’ equity	$2,953,435	$2,363,439

The accompanying notes are an integral part of these consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2023	2022
($ in thousands, except share and per share amounts)
Revenues:
Net earned premiums	$829,143	$615,994
Commission and fee income	6,064	5,199
Net investment income	40,322	36,931
Net investment gains (losses)	11,072	(15,705)
Other (loss) income	(632)	1
Total revenues	885,969	642,420
Expenses:
Losses and loss adjustment expenses	515,237	402,512
Underwriting, acquisition and insurance expenses	243,444	182,171
Interest expense	10,024	6,407
Amortization expense	1,798	1,547
Other expenses	5,364	—
Total expenses	775,867	592,637
Income before income taxes	110,102	49,783
Income tax expense	24,118	10,387
Net income	85,984	39,396
Net income attributable to participating securities	1,677	18,879
Net income attributable to common shareholders	$84,307	$20,517
Comprehensive income:
Net income	$85,984	$39,396
Other comprehensive income (loss):
Unrealized gains and losses on investments:
Net change in unrealized gains (losses) on investments, net of tax	25,516	(48,545)
Reclassification adjustment for (losses) gains on securities no longer held, net of tax	(4,984)	420
Total other comprehensive income (loss)	20,532	(48,125)
Comprehensive income (loss)	$106,516	$(8,729)
Per share data:
Basic earnings per share	$2.34	$1.24
Diluted earnings per share	$2.24	$1.21
Weighted-average common shares outstanding
Basic	36,031,907	16,568,393
Diluted	38,317,534	32,653,194

The accompanying notes are an integral part of these consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)	2023	2022
Preferred Stock:
Balance at beginning of year	$20	$20
Preferred stock conversion to common shares	(20)	—
Balance at end of year	$—	$20
Common Stock:
Balance at beginning of year	$168	$168
Issuance of common stock	22	—
Preferred stock conversion to common shares	161	—
Proceeds from equity offerings, net	48	—
Balance at end of year	$399	$168
Treasury Stock:
Balance at beginning of year	$(2)	$(2)
Preferred stock conversion to common shares	2	—
Balance at end of year	$—	$(2)
Additional Paid-In Capital:
Balance at beginning of year	$577,289	$575,159
Issuance of common stock	9,213	2,130
Preferred stock conversion to common shares	(143)	—
Proceeds from equity offerings, net	124,496	—
Balance at end of year	$710,855	$577,289
Stock Notes Receivable:
Balance at beginning of year	$(6,911)	$(9,092)
Employee equity transactions	1,349	2,181
Balance at end of year	$(5,562)	$(6,911)
Accumulated Other Comprehensive Loss:
Balance at beginning of year	$(43,485)	$4,640
Other comprehensive income (loss), net of tax	20,532	(48,125)
Balance at end of year	$(22,953)	$(43,485)
Accumulated Deficit:
Balance at beginning of year	$(105,417)	$(144,813)
Cumulative effect on adoption of ASU No. 2016-13	(2,275)	—
Net income	85,984	39,396
Balance at end of year	$(21,708)	$(105,417)
Total Stockholders’ Equity	$661,031	$421,662

The accompanying notes are an integral part of these consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
($ in thousands)	2023	2022
Cash flows from operating activities:
Net income	$85,984	$39,396
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment (gains) losses	(11,072)	15,705
Depreciation and amortization expense	3,891	4,097
Stock-based compensation expense	8,525	2,287
Undistributed loss (earnings) from long-term investments	6,730	(16,032)
Deferred income tax, net	9,383	10,267
Changes in operating assets and liabilities:
Premiums receivable, net	(40,020)	(27,057)
Reinsurance recoverables, net	(17,270)	(45,032)
Ceded unearned premium	(28,476)	(19,672)
Deferred policy acquisition costs	(23,017)	(9,482)
Federal income taxes	(1,892)	—
Losses and loss adjustment expenses	172,744	162,208
Unearned premiums	110,023	79,221
Deferred ceding commission	7,208	(651)
Reinsurance and premium payables	36,460	(6,223)
Funds held for others	21,730	7,271
Accounts payable and accrued liabilities	2,285	7,583
Other, net	(5,029)	5,052
Net cash provided by operating activities	338,187	208,938
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(459,672)	(268,781)
Purchase of illiquid investments	(1,675)	(4,873)
Purchase of equity securities	(26,009)	(53,548)
Purchase of intangible assets	(50)	—
Investment in direct and indirect loans	2,984	(9,767)
Purchase of property and equipment	(3,108)	(2,325)
Sales and maturities of investment securities	127,228	95,641
Sales of and distributions from unconsolidated subsidiaries	3,572	3,421
Change in short-term investments	(149,068)	43,120
Payable for securities sold	76	529
Cash provided by deposit accounting	11,913	3,202
Net cash used in investing activities	(493,809)	(193,381)
Cash flows from financing activities:
Employee share purchases	1,350	2,180
Draw on revolving line of credit	50,000	—
Repayment of term loan	(50,000)	—
Proceeds from equity offerings	128,887	—
Proceeds from employee stock purchase plan	710	—
Net cash provided by financing activities	130,947	2,180
Net (decrease) increase in cash and cash equivalents and restricted cash	(24,675)	17,737
Cash and cash equivalents and restricted cash at beginning of year*	125,011	107,274
Cash and cash equivalents and restricted cash at end of year*	$100,336	$125,011
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,667	$5,761
Cash paid for federal income taxes	$15,800	$—
*the sum of cash and cash equivalents and restricted cash from the consolidated balance sheets

The accompanying notes are an integral part of these consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
A.Description of Business
Skyward Specialty Insurance Group, Inc. (the “Company”), an insurance holding company, is a Delaware corporation that was organized in 2006. It is a specialty insurance company operating in one segment delivering commercial property and casualty products insurance coverages through its underwriting divisions.
The Company has four wholly owned insurance company subsidiaries based in the United States:
•Houston Specialty Insurance Company (“HSIC”) underwrites insurance on a non-admitted basis.
•Imperium Insurance Company (“IIC”), a subsidiary of HSIC, underwrites insurance on an admitted basis
•Great Midwest Insurance Company (“GMIC”), a subsidiary of IIC, underwrites insurance on an admitted basis and is a certified surety bond company listed with the U.S. Department of the Treasury.
•Oklahoma Specialty Insurance Company (“OSIC”), a subsidiary of GMIC, underwrites insurance on a non-admitted basis.
The Company has a wholly owned captive reinsurance company subsidiary, Skyward Re, that is domiciled in the Cayman Islands and assumes net reserves for certain divisions, related to a retroactive reinsurance contract, from the Company’s insurance companies and retrocedes the net reserves to a third-party reinsurer.
The Company has two non-risk bearing wholly owned subsidiaries, (i) Skyward Underwriters Agency, Inc. (“SUA”) is a managing general insurance agent and reinsurance broker for property and casualty risks in specialty niche markets, and (ii) Skyward Service Company provides various administrative services to the Company’s subsidiaries.
B.     Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which differ in some respects from those followed in reports to insurance regulatory authorities. The consolidated financial statements includes the accounts of the holding company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. The Company’s actual results could differ from those estimates.
C.     Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and fixed maturity securities with original maturities of three months or less. The carrying value of the Company’s cash and cash equivalents approximates fair value.
D.    Restricted Cash
Cash with a legal restriction on withdrawal or use by the consolidated group is recorded as restricted cash. The carrying value of the Company’s restricted cash approximates fair value.
SUA collects premiums from clients, and after deducting commissions and any applicable fees, remits these premiums to the Company’s insurance companies, or to third-party insurance companies. SUA holds unremitted insurance premiums in a fiduciary capacity to third-party insurance companies, as restricted cash.
The Company is required by state regulations to maintain assets on deposit with certain states and hold cash as collateral for certain reinsurance balances. Cash held in a depository account for others, or restricted by a state, is recorded as restricted cash.
E.    Investments
Available for Sale
Investments in fixed maturities that are classified as available-for-sale are carried at fair value. For available-for-sale fixed maturities in an unrealized loss position, the Company first determines whether there is an intent to sell the security or if it is more likely than not that the Company will be required to sell the security before maturity or recovery of its cost basis. If either of these criteria were met, the amortized cost of the security is written down to fair value with the losses

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized in net investment gains on the consolidated statements of operations. If neither of the these criteria were met, the Company determines whether unrealized losses are due to credit-related factors. If the unrealized losses are due to credit-related factors, an allowance for credit losses is determined using a present value of cash flows compared to the amortized cost of the security.
The allowance for credit losses is limited to the amount by which fair value is below amortized cost. Changes in the allowance for credit losses are recognized in net investment income on the consolidated statements of operations. Credit losses that are limited by the fair value of the security are recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive loss. Unrealized losses that are not credit-related continue to be recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive loss.
Held to maturity
Investments in fixed maturity securities that are held-to-maturity are carried at amortized cost net of an allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses. The Company develops a historical loss rate from Moody’s multi-year cumulative loss rates for asset backed securities. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts. Changes in the allowance for credit losses are recognized in net investment income on the consolidated statements of operations.
Other-than-Temporary Impairments
Prior to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), on January 1, 2023, the Company evaluated declines in the market value of invested assets below amortized cost, for other-than-temporary impairment losses, on a quarterly basis. Impairment losses for declines in the value of its fixed maturity securities below amortized cost attributable to issuer-specific events were based on all relevant facts and circumstances for each investment and were recognized when appropriate. For all investments with unrealized losses due to market conditions or industry-related events where the Company did not had intent to sell the security and it had the ability to hold the investment for either a period of time sufficient to allow a market recovery or to maturity, declines in value below cost were not assumed to be other-than-temporary. When the Company considered the impairment of the value of an investment to be other-than-temporary, it reported the decrease in value in net income within the consolidated statements of operations and a corresponding reduction in carrying value on the consolidated balance sheet.
Equity securities with a readily determinable fair value
Equity securities consists of common stock or preferred stock. Mutual funds, including those that invest mostly in debt securities, are classified as equity securities. Investments in equity securities with a readily determinable fair value are carried on the balance sheet at fair value using quoted market prices. Changes in the carrying value of equity securities are included in net investment gains (losses) within the consolidated statements of operations.
Mortgage loans
Investments in mortgage loans are classified as held for investment and carried on the balance sheet at cost adjusted for unamortized premiums, discounts and loan fees. When an amount is determined to be uncollectible, the Company writes off the uncollectible amount in the period it was determined to be uncollectible. Interest on the loans is recognized as interest receivable which the Company includes in other assets on the consolidated balance sheet.
The Company elected the fair value option in accounting for mortgage loans effective January 1, 2023 as targeted transition relief from the adoption of ASU 2016-13. Under the fair value option, mortgage loans are measured at fair value, and changes in unrealized gains and losses on mortgage loans are reported in net investment gains (losses) on the condensed consolidated statements of operations. Interest income and amortization continue to be recognized in net investment income on the consolidated statements of operations.
Other long-term investments
Other long-term investments include investments in equity and equity securities of non-public entities and indirect investments in loans and loan collateral.
The Company has equity investments in certain limited partnerships and corporations where it has significant influence but not control. The analysis of entities that are variable interest entities indicated the Company is not the primary

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
beneficiary, and would not have to consolidate these entities. Equity method is used to account for these investments in unconsolidated subsidiaries. Under the equity method, initial investment is recorded at cost and is subsequently adjusted based on its proportionate share of distributions and net income or loss of the equity method investee. The difference between the cost of an investment and its proportionate share of the underlying equity in net assets recorded on the investee’s books is a component of investment income. The Company amortizes the difference as an adjustment to its pro-rata share of equity method income over the useful life which is based on the underlying asset.
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
Net Investment Income and Net Realized Gains and Losses
Net investment income consists of interest, dividends and equity in earnings (losses) of unconsolidated subsidiaries net of investment expenses such as investment management expenses. Interest income is recognized on the accrual basis, and dividends as earned at the ex-dividend date. Interest income on mortgage-backed and other asset-backed securities is recognized using the effective-yield method based on estimated principal repayments. Included in interest income is the amortization of premium and accretion of discounts on debt securities.
Net realized gains and losses on investments are recognized in net income based upon the specific identification method.
F.    Reinsurance
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
Ceded unearned premium and reinsurance balances recoverable—on paid and unpaid losses and settlement expenses—are reported separately as assets, instead of netting them with the related liabilities, since reinsurance does not relieve the Company of its legal liability to its policyholders. Reinsurance on unpaid losses and settlement expenses represent estimates of the portion of the liabilities recoverable from reinsurers. On the Consolidated Statements of Operations, net earned premiums, losses and loss adjustment expenses, net and underwriting, acquisition and insurance expenses are presented net of reinsurance ceded.
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
Reinsurance Recoverables
Reinsurance recoverables are carried net of an allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses. The Company develops a historical loss rate using the A.M. Best impairment rate and rating transition study which provides historical loss data of similarly rated reinsurance companies based on the expected duration of the receivables. The historical loss rate is adjusted for current conditions, reasonable and supportable forecasts and consideration of current economic conditions. Changes in the allowance for credit losses are recognized in underwriting, acquisition and insurance expenses on the consolidated statements of operations.
Reinsurance does not relieve the Company of its legal liability to its policyholders. The Company continuously monitors the financial condition of its reinsurers. As part of its monitoring efforts, the Company reviews the reinsurers’ annual financial statements. The Company also reviews insurance industry developments that may impact the financial condition of its reinsurers.
The Company analyzes the credit risk associated with its reinsurance recoverables by monitoring the financial strength rating of its reinsurers from A.M. Best. It also assesses the adequacy of collateral obtained, where applicable. Should its reinsurers fail to fulfill their obligations, the Company has access to collateral from various reinsurers. As of December 31, 2023 and 2022, reinsurance collateral from reinsurers was $257.5 million and $253.9 million, respectively.
Reinsurance recoverables present potential exposures to individual reinsurers. Everest Reinsurance Co represented 20.4% and 28.2% of the Company’s reinsurance recoverable balances at December 31, 2023 and 2022, respectively, and was the only reinsurer that represented 10% or more of the Company’s reinsurance recoverable balances. Its financial strength rating from A.M. Best was A+ at December 31, 2023 and 2022.
G.     Concentration of Credit Risk
Other than reinsurance recoverables, financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, investments and premiums receivable.
Cash equivalents and short-term investments include U.S. government securities and money market funds. Investments are diversified throughout many industries and geographic regions. The Company limits the amount of credit exposure with any one financial institution or issuer and believes no significant concentration of credit risk exists with respect to cash and investments. As of December 31, 2023 and 2022, outstanding premiums receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different lines of business and geographic regions. Failure by distribution sources to remit premiums could result in premium write-offs and a corresponding loss of income.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
H.     Deferred Policy Acquisition Costs
Policy acquisition costs consist of commissions and premium taxes that vary with and are directly related to the successful production of new or renewal business. The Company defers policy acquisition costs and related ceding commissions and charge or credit them to earnings in proportion with the premium earned over the life of the policy.
A premium deficiency is recognized if the sum of expected losses, loss adjustment expenses, and unamortized acquisition costs exceed its related unearned premiums. The Company first recognizes a premium deficiency by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If its premium deficiency is greater than unamortized acquisition costs, it accrues a liability for the excess deficiency. Anticipated investment income is considered in the determination of premium deficiencies. Management performed an analysis and determined no premium deficiency existed as of December 31, 2023 and 2022.
I.    Goodwill and Intangible Assets
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
The Company reviews goodwill and identifiable intangible assets for recoverability annually in the fourth quarter or on an interim basis should events or changes in circumstances indicate that a carrying amount may not be recoverable. Based upon this review, the Company did not have any goodwill impairment for the years ended December 31, 2023 and 2022.
J.    Property and Equipment
Property and equipment, which is included in other assets on the consolidated balance sheets, is recorded at cost less accumulated depreciation. Depreciation expense is recognized on a straight-line basis for financial statement purposes over periods ranging from three to seven years.
K.     Leases
Right-of-use (ROU) assets are included in other assets and lease liabilities are included in accounts payable and accrued liabilities on the consolidated balance sheets. For operating leases, the Company determines if a contract contains a lease at inception and recognizes the operating lease ROU assets and lease liabilities based on the present value of the future minimum lease payments at the commencement date. As the Company does not have the interest rate implicit in its leases, it uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.
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
L.     Reserves for Losses and Loss Adjustment Expenses
Reserves for losses and loss adjustment expenses (“LAE”) represent the Company’s best estimate of the ultimate net cost of all reported and unreported losses that are unpaid as of the balance sheet dates. The estimates are based on certain actuarial and other assumptions related to the ultimate cost to settle such claims. Such assumptions are subject to occasional changes due to evolving economic, social and political conditions. Because of the nature of business the Company has historically written, management believes that it has limited exposure to environmental and other toxic tort type claim liabilities. All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amounts, there will be an adverse effect. Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses, which would lead to a reduction in our reserves.
M.    Premiums
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
N.     Commission and Fee Income
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
SUA fee income
SUA fee income is generated from the placement of insurance policies with a third-party insurance company. The Company’s single performance obligation consists of the placement of the policy. Its transaction price is variable at contract inception and based on a percentage of premium based on risk factors that vary every month such as employee census data and worker roles. The Company estimates its transaction price over the life of the policy using the expected value method and recognizes revenue at the point in time the policy is placed. When there are changes in the estimate of variable consideration, it recognizes those changes in the month they occur.
O.     Income Taxes
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
The Company files a consolidated federal income tax return in the United States and certain other state tax returns. Its admitted insurance subsidiaries pay premium taxes on gross written premiums in lieu of most state income or franchise

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
taxes. Premium tax expense is recognized within underwriting, acquisition and insurance expense on the Consolidated Statements of Operations.
P.     Fair Value of Financial Instruments
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
Q.     Stock-Based Compensation
We expense the estimated fair value of employee stock options and similar awards. We measure compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards and recognize compensation expense over the service period that the awards are expected to vest. The tax effects related to share-based payments are made through net earnings. See note 18 for further discussion and related disclosures regarding stock-based compensation.
Employee Stock Purchase Plan
The Company’s employee stock purchase plan (“ESPP”), offers all employees the option to purchase common stock at a discount. The Company recognizes compensation cost on a straight-line basis over the offering period.
R.    Earnings Per Share
Basic earnings per share is calculated using the two-class method. Undistributed earnings are allocated to participating securities based on the extent to which each class may share in earnings as if all the earnings for the period have been distributed. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Common shares, when contingencies, such as vesting requirements, exist and have not been satisfied, are excluded from basic earnings per share.
The Company’s preferred shares participate in dividends and distributions with common stock on an as-converted basis and represent a participating security. Instruments awarded to employees that provide the holder the right to purchase common stock at a fixed price were included as potential common shares, weighted for the portion of the period they were granted, if dilutive.
The Company’s common and preferred shares financed by stock notes are contingently issuable instruments where the holder must return, all or part of, the shares if the stock notes are not paid off. These instruments are excluded from basic and diluted earnings per share when the specified conditions are not met presuming the end of the period is the end of the contingency period. The impact of the contingently issuable instruments on diluted earnings per share was calculated using the treasury stock method and included in the reconciliation of the denominator of the basic and diluted earnings per share computations for the years ended December 31, 2023 and 2022.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
S.     Recent Accounting Pronouncements
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
Recent Accounting Standards Adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. The Company adopted ASU 2016-13 effective January 1, 2023 using the modified retrospective approach, by which a cumulative-effect adjustment was made to retained earnings as of the date of adoption. In connection with the adoption of ASU 2016-13, the Company elected the fair value option in accounting for mortgage loans effective January 1, 2023 as targeted transition relief. The adoption of ASU 2016-13 resulted in the Company recognizing an increase in the allowance for uncollectible reinsurance of $2.3 million and an increase, net of tax, in accumulated deficit of $2.3 million.
Recent Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 requires segment disclosures for (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), (ii) how the CODM uses the reported measure(s) of segment profitability in assessing segment performance and resource allocation and (iii) the title and position of the CODM. This update states that entities with a single reportable segment are required to provide full segment disclosures. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This update is applied retrospectively to all prior periods presented. The Copmany is evaluating the effect of the amendments on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 requires public companies, on an annual basis, provide enhanced rate reconciliation disclosures, including disclosures of specific categories and additional information that meet a quantitative threshold. This update also requires public companies to, among other things, disaggregate income taxes paid by federal, state and foreign taxes. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the effect of the amendments on its consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Goodwill and Intangible Assets
The following tables set forth the carrying amount and changes in the balance of goodwill by reporting unit at December 31, 2023 and 2022:

($ in thousands)	Accident and Health	Surety	Industry Solutions	Other	Total
Goodwill
Gross balance at December 31, 2022	$91,577	$6,781	$10,204	$3,879	$112,441
Accumulated impairment at December 31, 2022	(44,821)	—	—	(1,886)	(46,707)
Net balance at December 31, 2023	$46,756	$6,781	$10,204	$1,993	$65,734

($ in thousands)	Accident and Health	Surety	Industry Solutions	Other	Total
Goodwill
Gross balance at December 31, 2021	$91,577	$6,781	$10,204	$3,879	$112,441
Accumulated impairment at December 31, 2021	(44,821)	—	—	(1,886)	(46,707)
Net balance at December 31, 2022	$46,756	$6,781	$10,204	$1,993	$65,734

The following tables set forth the carrying amount and changes in the balance of other intangible assets at December 31, 2023 and 2022:

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2022	$24,558	$1,117	$999	$14,019	$40,693
Accumulated amortization at December 31, 2022	(15,664)	(893)	—	—	(16,557)
Additions	50	—	—	—	50
Amortization	(1,261)	(224)		—	(1,485)
Net balance at December 31, 2023	$7,683	$—	$999	$14,019	$22,701

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2021	$24,558	$1,117	$999	$14,019	$40,693
Accumulated amortization at December 31, 2021	(14,421)	(670)	—	—	(15,091)
Amortization	(1,243)	(223)	—	—	(1,466)
Net balance at December 31, 2022	$8,894	$224	$999	$14,019	$24,136

The Company’s indefinite lived intangible assets relate to insurance licenses and trademarks. Its finite lived intangible assets, which relate to policy renewals, agency relationships, within agent relationships, and non-compete/exclusivity agreements, within non-competes, have a weighted average useful life of approximately 15 years as of December 31, 2023.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized $1.5 million in amortization expense for the years ended December 31, 2023 and 2022. The following table sets forth the estimated future net amortization expense of intangible assets:

($ in thousands)
Years Ending December 31,	Amount
2024	$1,099
2025	998
2026	553
2027	553
2028	553

3.    Investments
The following tables set forth the amortized cost and the fair value of investments at December 31, 2023 and 2022:

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,685	$202	$(721)	$—	$44,166
Corporate securities and miscellaneous	392,773	6,408	(15,761)	—	383,420
Municipal securities	98,266	655	(6,143)	—	92,778
Residential mortgage-backed securities	292,568	3,556	(14,498)	—	281,626
Commercial mortgage-backed securities	31,411	449	(1,926)	—	29,934
Other asset-backed securities	188,010	1,221	(3,504)	—	185,727
Total fixed maturity securities, available-for-sale	$1,047,713	$12,491	$(42,553)	$—	$1,017,651
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$43,315	$—	$(1,969)	$(329)	$41,017
Total fixed maturity securities, held-to-maturity	$43,315	$—	$(1,969)	$(329)	$41,017

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Fixed maturity securities, available-for-sale:
U.S. government securities	$50,416	$1	$(1,876)	$48,541
Corporate securities and miscellaneous	255,116	767	(20,754)	235,129
Municipal securities	65,836	24	(8,133)	57,727
Residential mortgage-backed securities	134,844	218	(15,206)	119,856
Commercial mortgage-backed securities	40,129	50	(3,684)	36,495
Other asset-backed securities	116,275	91	(6,542)	109,824
Total fixed maturity securities, available-for-sale	$662,616	$1,151	$(56,195)	$607,572
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$52,467	$—	$(5,696)	$46,771
Total fixed maturity securities, held-to-maturity	$52,467	$—	$(5,696)	$46,771

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and estimated fair value of fixed maturity securities, available for sale, at December 31, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$30,918	$30,518
Due after one year through five years	289,151	280,212
Due after five years through ten years	162,380	159,863
Due after ten years	53,275	49,771
Mortgage-backed securities	323,979	311,560
Other asset-backed securities	188,010	185,727
Total	$1,047,713	$1,017,651

The Company’s fixed maturity securities, held to maturity, at December 31, 2023 consist entirely of asset backed securities that are not due at a single maturity date.
The following tables summarize gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$7,342	$(25)	$25,604	$(696)	$32,946	$(721)
Corporate securities and miscellaneous	26,742	(570)	174,947	(15,191)	201,689	(15,761)
Municipal securities	16,815	(290)	47,269	(5,853)	64,084	(6,143)
Residential mortgage-backed securities	37,634	(602)	103,495	(13,896)	141,129	(14,498)
Commercial mortgage-backed securities	4,942	(74)	15,290	(1,852)	20,232	(1,926)
Other asset-backed securities	27,887	(106)	75,253	(3,398)	103,140	(3,504)
Total fixed maturity securities, available-for-sale	121,362	(1,667)	441,858	(40,886)	563,220	(42,553)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	41,017	(1,969)	41,017	(1,969)
Total fixed maturity securities, held-to-maturity	—	—	41,017	(1,969)	41,017	(1,969)
Total	$121,362	$(1,667)	$482,875	$(42,855)	$604,237	$(44,522)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Fixed maturity securities, available-for-sale:
U.S. government securities	$28,966	$(603)	$18,577	$(1,273)	$47,543	$(1,876)
Corporate securities and miscellaneous	171,506	(16,063)	34,283	(4,691)	205,789	(20,754)
Municipal securities	51,701	(7,236)	3,689	(897)	55,390	(8,133)
Residential mortgage-backed securities	56,246	(4,152)	52,778	(11,054)	109,024	(15,206)
Commercial mortgage-backed securities	25,836	(1,488)	8,583	(2,196)	34,419	(3,684)
Other asset-backed securities	74,684	(3,351)	25,820	(3,191)	100,504	(6,542)
Total fixed maturity securities, available-for-sale	$408,939	$(32,893)	$143,730	$(23,302)	$552,669	$(56,195)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$46,771	$(5,696)	$—	$—	$46,771	$(5,696)
Total fixed maturity securities, held-to-maturity	$46,771	$(5,696)	$—	$—	$46,771	$(5,696)
Total	$455,710	$(38,589)	$143,730	$(23,302)	$599,440	$(61,891)

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
As of December 31, 2023, the Company has 584 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company determined that no credit impairment existed in the gross unrealized holding losses because the credit ratings of these securities were consistent with the credit ratings when purchased and/or at origination, there were no adverse changes in financial condition of the issuer and no adverse credit quality events in underlying assets. The Company attributed the unrealized losses to the changes in interest rates.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of net investment gains (losses) for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Gross realized gains
Fixed maturity securities, available-for-sale	$1,042	$313
Equity securities	6,035	3,865
Other	2	36
Total	7,079	4,214
Gross realized losses
Fixed maturity securities, available-for-sale	(1,879)	(958)
Equity securities	(5,256)	(3,827)
Other	(2)	(76)
Total	(7,137)	(4,861)
Net unrealized gains (losses) on investments
Equity securities	11,516	(15,058)
Mortgage loans	(386)	—
Net investment gains (losses)	$11,072	$(15,705)

The following table sets forth the proceeds from sales of debt and equity securities for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Fixed maturity securities, available-for-sale	$26,626	$13,964
Equity securities	40,201	37,177

The following table sets forth the components of net investment income for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Income:
Fixed maturity securities, available-for-sale	$34,703	$18,481
Fixed maturity securities, held-to-maturity	4,163	5,375
Equity securities	3,418	3,579
Equity method investments	(9,434)	6,015
Mortgage loans	5,474	4,767
Indirect loans	(4,155)	4,846
Short-term investments	11,392	1,498
Other	318	(77)
Investment income	45,879	44,484
Investment expenses	(5,557)	(7,553)
Net investment income	$40,322	$36,931

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in net unrealized gains (losses) on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive income (loss) for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Fixed maturity securities	$25,952	$(60,918)
Deferred income taxes	(5,420)	12,793
Total	$20,532	$(48,125)

Various state regulations require the Company to maintain cash, investment securities or letters of credit on deposit with the states in a depository account. At December 31, 2023 and 2022, cash and investment securities on deposit had fair values of approximately $62.3 million and $60.2 million, respectively.
4.    Fair Value Measurements
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
Commercial mortgage-backed securities, residential mortgage-backed securities and other asset-backed securities
The Company uses a pricing model that utilizes market-based inputs that may include dealer quotes, market spreads, and yield curves. It may evaluate individual tranches in a security by determining cash flows using the security’s terms and conditions, collateral performance, credit information benchmark yields and estimated prepayments. These represent Level 2 fair value inputs.

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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of December 31, 2023:

December 31, 2023
High	9.50%
Low	3.25%
Weighted average	7.05%

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the Company’s investments within the fair value hierarchy at December 31, 2023 and December 31, 2022:

December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,166	$—	$—	$44,166
Corporate securities and miscellaneous	—	383,420	—	383,420
Municipal securities	—	92,778	—	92,778
Residential mortgage-backed securities	—	281,626	—	281,626
Commercial mortgage-backed securities	—	29,934	—	29,934
Other asset-backed securities	—	185,727	—	185,727
Total fixed maturity securities, available-for-sale	44,166	973,485	—	1,017,651
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	41,017	41,017
Total fixed maturity securities, held-to-maturity	—	—	41,017	41,017
Common stocks:
Consumer discretionary	2,313	—	—	2,313
Consumer staples	14,015	—	—	14,015
Energy	3,187	—	—	3,187
Finance	24,267	—	—	24,267
Industrial	12,170	—	—	12,170
Information technology	5,192	—	—	5,192
Materials	3,782	—	—	3,782
Other	2,499	—	—	2,499
Total common stocks	67,425	—	—	67,425
Preferred stocks:
Consumer staples	—	433	—	433
Finance	—	5,061	—	5,061
Industrial	—	1,052	—	1,052
Other	—	812	—	812
Total preferred stocks	—	7,358	—	7,358
Mutual funds:
Fixed income	5,405	—	—	5,405
Equity	37,546	—	—	37,546
Commodity	515	—	—	515
Total mutual funds	43,466	—	—	43,466
Total equity securities	110,891	7,358	—	118,249
Mortgage loans	—	—	50,070	50,070
Short-term investments	270,226	—	—	270,226
Total investments	$425,283	$980,843	$91,087	$1,497,213

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$48,541	$—	$—	$48,541
Corporate securities and miscellaneous	—	235,129	—	235,129
Municipal securities	—	57,727	—	57,727
Residential mortgage-backed securities	—	119,856	—	119,856
Commercial mortgage-backed securities	—	36,495	—	36,495
Other asset-backed securities	—	109,824	—	109,824
Total fixed maturity securities, available-for-sale	48,541	559,031	—	607,572
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	46,771	46,771
Total fixed maturity securities, held-to-maturity	—	—	46,771	46,771
Common stocks:
Consumer discretionary	1,948	—	—	1,948
Consumer staples	12,036	—	—	12,036
Energy	3,241	—	—	3,241
Finance	22,636	—	—	22,636
Industrial	9,452	—	—	9,452
Information technology	2,284	—	—	2,284
Materials	2,820	—	—	2,820
Other	1,579	—	—	1,579
Total common stocks	55,996	—	—	55,996
Preferred stocks:
Consumer staples	—	117	—	117
Finance	—	7,085	—	7,085
Industrial	—	1,020	—	1,020
Other	—	549	—	549
Total preferred stocks	—	8,771	—	8,771
Mutual funds:
Fixed income	5,068	—	—	5,068
Equity	49,773	—	—	49,773
Commodity	561	—	—	561
Total mutual funds	55,402	—	—	55,402
Total equity securities	111,398	8,771	—	120,169
Mortgage loans	—	—	52,842	52,842
Short-term investments	121,158	—	—	121,158
Total investments	$281,097	$567,802	$99,613	$948,512

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the year ended December 31, 2023:

($ in thousands)	Mortgage Loans
Balance at December 31, 2022	$52,842
Total losses for the period recognized in net investment gains (losses)	(385)
Issuances	27,642
Settlements	(30,029)
Balance at December 31, 2023	$50,070
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$(426)

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
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of December 31, 2023, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
Term loan	$—	$—	$50,000	$50,000
Revolving credit facility	50,000	50,000	—	—
Notes payable	$50,000	$50,000	$50,000	$50,000
Subordinated debt
Junior subordinated interest debentures	$59,186	$59,794	$59,137	$59,794
Unsecured subordinated notes	19,504	21,378	19,472	18,934
Subordinated debt, net of debt issuance costs	$78,690	$81,172	$78,609	$78,728

Other financial instruments qualify as insurance-related products and are exempt from fair value disclosure requirements.
5.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”), managed by Arena Investors, LP (“Arena”), which is affiliated with The Westaim Corporation (“Westaim”) who is the Company’s largest stockholder. As of December 31, 2023 and 2022, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate, mature in approximately 1 to 3 years from loan origination and the principal amounts of the loans range between 61% to 90% of the property’s appraised value at the time the loans were made. Mortgage loan participations are carried at fair value as of December 31, 2023 and cost adjusted for unamortized premiums, discounts, and loan fees as of December 31, 2022.
The carrying value of the Company’s mortgage loans as of December 31, 2023 and 2022 were as follows:

($ in thousands)	2023	2022
Retail	$16,072	$16,516
Commercial	14,469	15,309
Industrial	6,785	6,329
Multi-family	—	5,593
Office	—	3,197
Hospitality	12,744	4,915
	$50,070	$51,859

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s gross investment income for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
($ in thousands)	2023	2022
Retail	$1,853	$1,255
Commercial	2,340	1,242
Industrial	—	565
Multi-family	44	909
Office	203	385
Hospitality	1,034	411
	$5,474	$4,767

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts for the years ended December 31, 2023 and 2022.
As of December 31, 2023 and 2022, approximately $7.1 million and $6.4 million of mortgage loans, respectively, were in the process of foreclosure. As of December 31, 2023, $6.8 million of mortgage loans were not producing income for the previous 12 months.
6.    Other Long-Term Investments
Unconsolidated Subsidiaries - Equity Method Investments
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
During the year ended December 31, 2022, the Company entered into an agreement for limited partnership interests in Brewer Lane Ventures Fund II, L.P. During the years ended December 31, 2023 and 2022, the Company invested $0.4 million and $0.2 million, respectively, in Brewer Lane Ventures Fund II, L.P. and $0.9 million and $1.3 million, respectively, in Hudson Ventures Fund 2, LP.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying value of equity method investments at December 31, 2023 and 2022 is as follows:

($ in thousands)	2023	2022
Arena SOP LP units	$2,463	$8,734
Arena Special Opportunities Fund, LP units	41,046	44,504
Brewer Lane Ventures Fund II LP units	560	200
Dowling Capital Partners LP units	1,708	1,965
Hudson Ventures Fund 2 LP units	4,669	3,551
JVM Funds LLC units	20,061	22,473
RISCOM	4,121	4,037
Universa Black Swan LP units	—	1,325
	$74,628	$86,789

Equity in (loss) income from unconsolidated subsidiaries for the years ended December 31, 2023 and 2022 is summarized as follows:

($ in thousands)	2023	2022
Arena SOP LP units	$(6,271)	$3,042
Arena Special Opportunities Fund, LP units	(2,880)	3,719
Dowling Capital Partners LP units	927	502
Hudson Ventures Fund 2 LP units	170	379
JVM Funds LLC	(1,198)	(70)
RISCOM	884	1,471
Brewer Lane Ventures Fund II LP	(78)	—
Universa Black Swan LP units	(988)	(3,028)
	$(9,434)	$6,015

The unfunded commitment of equity method investments at December 31, 2023 and 2022 is as follows:

($ in thousands)	2023	2022
Brewer Lane Ventures Fund II LP units	$4,610	$4,800
Dowling Capital Partners LP units	386	386
Hudson Ventures Fund 2 LP units	848	1,796
	$5,844	$6,982

The difference between the cost of an investment and its proportionate share of the underlying equity in net assets is allocated to the various assets and liabilities of the equity method investment. The Company amortizes the difference in net assets over the same useful life of a similar asset as the underlying equity method investment. For investment in RISCOM, a similar asset would be agent relationships which is amortized over a 15-year useful life.
The following table summarizes the Company’s recorded investment in RISCOM compared to its share of underlying equity as of December 31, 2023 and 2022:

($ in thousands)	2023	2022
Investment in RISCOM:
Underlying equity	$2,620	$2,292
Difference	1,501	1,745
Recorded investment balance	$4,121	$4,037

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company amortizes the difference in net assets in JVM Funds LLC over the 7-year estimated useful life of the investment in rental properties.
The following table summarizes the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of December 31, 2023 and 2022:

($ in thousands)	2023	2022
Investment in JVM Funds LLC:
Underlying equity	$19,304	$21,565
Difference	757	908
Recorded investment balance	$20,061	$22,473

Unconsolidated Subsidiaries - Investment in Bank Holding Companies
The Company carries a $2.0 million investment in Captex Bancshares, a Texas bank holding company, at cost, less impairment or observable changes in price. The Company does not have significant influence over the investee. The Company reviews these investments for impairment or observable changes in price during each reporting period. There was no impairment or observable change in price during the years ended December 31, 2023 and 2022.
Unconsolidated Subsidiaries - Investment in Indirect Loans and Loan Collateral
As of December 31, 2023 and 2022, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value of the SMA1 and SMA2 as of December 31, 2023 and 2022 are as follows:

($ in thousands)	2023	2022
SMA1	$30,816	$36,426
SMA2	5,209	2,010
Investment in indirect loans and loan collateral	$36,025	$38,436

Unconsolidated Subsidiaries - Investment in Trust
The Company carries its investment in the common stock of the Delos Capital Trust n/k/a HIIG Capital Trust I (“Trust”) at cost. The Company does not have significant influence over the investee. There was no impairment or observable change in price during the years ended ended December 31, 2023 and 2022.

See Note 10 for further information on the Trust.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    Allowance for Credit Losses
Premiums Receivable
The following table sets forth the changes in the allowance for expected credit losses on premiums receivable for the year ended ended December 31, 2023.

($ in thousands)	Premiums Receivable, Net	Allowance for Estimated Uncollectible Premiums
Balance at December 31, 2022	$139,215	$629
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023		—
Current period change for estimated uncollectible premiums		748
Write-offs of uncollectible premiums receivable		(513)
Recoveries of amounts previously written off		100
Balance at December 31, 2023	$179,235	$964

Reinsurance Recoverables
The Company analyzes the credit risk associated with its reinsurance recoverables by monitoring the financial strength rating of its reinsurers from A.M. Best, a widely recognized rating agency with an exclusive insurance industry focus. The Company assesses the financial strength rating annually and throughout the year as A.M. Best provides updates on ratings and outlooks. The Company assesses the adequacy of various forms of credit enhancements such as reinsurance payables, letters of credit and funds held. The following table sets forth the Company’s reinsurance recoverables net of credit enhancements by A.M. Best as of December 31, 2023:

A.M. Best Rating	December 31, 2023
A- and above	98.5%
B++ to B+	0.7
B to B -	—
Not rated	0.8

The Company considers reinsurance balances to be past due when they are 90 days past due. The following table sets forth the changes in the allowance for estimated uncollectible reinsurance for the year ended ended December 31, 2023:

($ in thousands)	Reinsurance Recoverables, Net	Allowance for Estimated Uncollectible Reinsurance
Balance at December 31, 2022	$581,359	$—
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023		2,295
Current period change for estimated uncollectible reinsurance		—
Write-offs of uncollectible reinsurance recoverables		—
Balance at December 31, 2023	$596,334	$2,295

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    Property and Equipment
The following table presents the components of property and equipment as of December 31, 2023 and 2022, which are included within other assets on the consolidated balance sheets.

($ in thousands)	2023	2022
Leasehold improvements	$1,892	$2,670
Equipment	5,033	7,230
Software	29,189	25,964
Other	—	39
	36,114	35,903
Accumulated depreciation	(27,044)	(27,229)
Total	$9,070	$8,674

Depreciation expense related to property and equipment was $3.2 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively.
9.    Leases
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
The Company’s leases are primarily for office facilities which have been classified as operating leases. Its leases have remaining lease terms ranging from 1 to 6 years, some of which include options to extend the leases. Lease expense for the years ended December 31, 2023 and 2022 was $2.8 million and $2.6 million, respectively.
The following tables provide information regarding the Company’s leases as of and for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Operating lease right-of-use assets	$4,905	$8,214
Operating lease liabilities	5,228	8,616
Operating lease weighted-average remaining lease term	4.55 years	5.00 years
Operating lease weighted-average discount rate	3.95%	3.16%

($ in thousands)	2023	2022
Operating lease expense	$2,583	$2,414
Short-term lease expense	184	220
Total lease expense	$2,767	$2,634
Operating cash outflows from operating leases	$2,636	$2,382

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the future minimum lease payment obligations of the Company’s operating leases at December 31, 2023:

($ in thousands)	2023
2024	$1,671
2025	1,204
2026	992
2027	903
2028	661
Thereafter	353
Total future minimum operating lease payments	$5,784
Less imputed interest	(556)
Total operating lease liability	$5,228

10.    Subordinated Debt
The following table summarizes the Company’s subordinated debt as of December 31, 2023 and 2022:

($ in thousands)	2023	2022
Junior subordinated interest debentures, due September 15, 2036, payable quarterly
Principal	$59,794	$59,794
Less: Debt issuance costs	(608)	(657)
Unsecured subordinated notes, due May 24, 2039, interest payable quarterly
Principal	20,000	20,000
Less: Debt issuance costs	(496)	(528)
Subordinated debt, net of debt issuance costs	$78,690	$78,609

In May 2019, the Company entered into an agreement to issue unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the Notes is fixed at 7.25% for the first 8 years and fixed at 8.25% thereafter. Early retirement of the debt ahead of 8 year commitment requires all interest payments to be paid in full as well as the return of outstanding principal. Principal is due at maturity on May 24, 2039 and interest is payable quarterly. The Notes have junior priority to all previously issued debt. The Company reports debt related to the Notes in its December 31, 2023 and 2022 consolidated balance sheets, net of debt issuance costs of approximately $0.5 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
On August 2, 2006, the Trust issued $58.0 million of fixed/floating rate capital securities guaranteed by us. The Trust also issued us $1.8 million of common stock, classified within other long-term investments. The Company has not consolidated the Trust as it does not meet the criteria for consolidation and the Company does not have significant influence over the investee. The Company carries its investment in the common stock of the Trust at cost. There was no impairment or observable change in price during the year ended December 31, 2023.
The sole asset of the Trust consists of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) with a principal amount of $59.8 million issued by the Company. The Debentures are an unsecured obligation that are currently redeemable, and have a maturity date of September 15, 2036. Interest on the Debentures is payable quarterly at an annual rate based on the three-month LIBOR (5.59% and 4.77% at December 31, 2023 and 2022, respectively) plus 3.4%. The Company reflects debt related to the Debentures in its December 31, 2023 and 2022 consolidated balance sheets, net of debt issuance costs of approximately $0.6 million and $0.7 million, respectively. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
11.    Notes Payable
The Company entered into an agreement to obtain a new unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of participating banks during the first quarter of 2023. The Revolving Credit Facility provided

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company with up to $150.0 million, with an accordion that can increase the capacity by $50.0 million, and a letter of credit sub-facility of up to $30.0 million.
During the year ended December 31, 2023, the Company drew $50.0 million on the Revolving Credit Facility and used the proceeds to pay off the principal on its existing term loan. The Company subsequently terminated the existing term loan and revolving line of credit.
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 150 and 190 basis points, based on the ratio of debt to total capital, and a credit spread adjustment of 10 basis points. At December 31, 2023, the six-month SOFR on the Revolving Credit Facility was 5.47%, plus a margin of 1.60%.
The interest rate on the term loan was the one-month LIBOR (4.39% on December 31, 2022) plus the “Applicable Margin,” which was defined as 1.65%. The revolving line of credit included a fee of 0.25% on the unused portion.
The following table sets forth the interest payments on the Company’s notes payable during the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Interest payments on terminated term loan	$1,396	$1,443
Interest payments on revolving credit facility	2,598	—

The Company was subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of December 31, 2023, the Company was in compliance with all covenants.
12.    Stockholders’ Equity
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
Initial Public Offering
The Company completed its initial public offering (“IPO”) on January 18, 2023 with 4,750,000 shares offered by the Company at a price of $15.00 per share. The Company’s net proceeds from the IPO were approximately $62.0 million, after deducting underwriting discounts and specific incremental expenses directly attributable to the IPO.
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
The Preferred Shares were subject to mandatory conversion upon the closing of an IPO at the Mandatory Conversion Rate. At December 31, 2022, the Mandatory Conversion Rate allowed the holder of the Preferred Shares the right to convert into common stock based on a conversion price equal to $6.04 per common share. On January 18, 2023, 1,969,660 Preferred Shares converted to 16,305,113 shares of common stock upon the Company’s closing of its IPO.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Follow-On Offering
On November 20, 2023, the Company completed its follow-on offering with 2,150,000 shares sold by the Company at a price of $30.50 per share. The Company’s net proceeds were approximately $62.5 million, after deducting underwriting discounts and specific incremental expenses directly attributable to the offering.
13.    Income Taxes
The following table sets forth the components of the Company’s income tax expense for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Current income tax expense	$14,736	$120
Deferred tax expense	9,382	10,267
Income tax expense	$24,118	$10,387

The Company’s provision for income taxes generally does not deviate substantially from the statutory tax rate. The effective tax rate may vary slightly from the statutory rate due to tax adjustments for tax-exempt income, dividends-received deduction and non-deductible expenses.
The following table sets forth the differences between income taxes expected at the federal statutory income tax rate of 21% and the reported income tax expense for the years ended December 31, 2023 and 2022.

	2023		2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Income tax expense at federal statutory rate	$23,121	21.0%	$10,454	21.0%
Tax advantaged investments	(295)	(0.3)	(324)	(0.7)
Other	1,292	1.2	257	0.6
Total income tax expense	$24,118	21.9%	$10,387	20.9%

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022:

($ in thousands)	2023	2022
Deferred tax assets:
Net operating losses	$10,655	$14,966
Losses and loss adjustment expenses	11,581	10,748
Unearned premiums	15,365	11,959
Unrealized losses on fixed maturity securities, available-for-sale	6,113	11,563
Stock options/awards	1,714	1,107
Other	4,237	5,297
Total deferred tax assets	49,665	55,640
Less valuation allowance	(586)	(586)
Total deferred tax assets after valuation allowance	49,079	55,054
Deferred tax liabilities:
Deferred policy acquisition costs	11,528	8,209
Other long-term investments	6,460	6,055
Section 481(a) adjustment	3,477	1,405
Unrealized gains on equity securities	3,243	825
Depreciation	1,260	1,481
Other	1,120	891
Total deferred tax liabilities	27,088	18,866
Deferred income taxes	$21,991	$36,188

The Company paid $15.8 million in federal income taxes during the year ended December 31, 2023. The Company’s federal income tax returns for tax years 2020 to 2022 are subject to examination by the Internal Revenue Service. The Company has no current U.S. federal or state and local income tax examinations on-going at this time.
At December 31, 2023, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2023 or 2022.
The Company has federal net operating loss carryforwards of approximately $49.4 million. These net operating losses are set to expire beginning in 2030. The Company is limited on the utilization of $49.3 million of the net operating losses under Internal Revenue Code Section 382 (“Sec 382”) which imposes limitations on a corporation’s ability to utilize tax attributes if the corporation experiences an “ownership change” which occurred during 2014. The Sec 382 limitation is expected to result in an expiration of $2.8 million ($0.6 million tax effected) of net operating losses. A valuation allowance was established against the balance that is expected to expire without utilization.
The Company generated a capital loss carryforward in 2022, resulting in a deferred tax asset of $0.7 million as of December 31, 2023. No valuation allowance is recorded against this deferred tax asset as the Company expects to utilize this carryforward before it expires in 2027.
The Company provides a valuation allowance against deferred tax assets when it is more likely-than-not that some portion, or all, of deferred tax assets will not be realized. Its deferred tax valuation allowance at December 31, 2023 and 2022 was $0.6 million.
14.    Reserves for Losses and Loss Adjustment Expenses
The Company presents its loss development on a consolidated basis; however, it evaluates net ultimate loss and LAE under three sub-categories: multiline solutions, short tail/monoline specialty lines and exited lines. The Company determined that these disaggregated groupings have more homogeneous risk characteristics with similar development patterns and are generally subject to similar trends.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Short tail/monoline specialty lines
Short tail/monoline specialty lines includes the Company’s global property & agriculture, accident & health, surety, and professional lines underwriting divisions. These are market niches for which the Company serves with monoline solutions which generally have shorter durations for losses to fully develop. Losses for these lines are generally reported within a short period of time from the date of loss, and in most instances, claims are settled and paid within a relatively short timeframe. Short tail/monoline specialty can be impacted by larger losses which can be more complex due to factors such as difficulty determining actual damages, legal and regulatory impediments potentially extending the period of time it takes to settle and pay claims.
Multi-line Solutions
Multi-line solutions includes the Company’s industry solutions, programs, captives and transactional E&S underwriting divisions. These are market niches for which the Company provides multiple products most frequently as an integrated solution. The multi-line solution subcategory is made up predominantly of occurrence liability including general liability, excess liability, and commercial auto. Multi-line solutions have a longer duration for losses to fully develop compared to short-tail/monoline specialty lines. Due to the unique claim characteristics of each product and the longer-tail nature of the multi-line solutions, this introduces more uncertainty as over time the claims can be impacted by changes in regulation, inflation and other unforeseen factors.
Exited lines
Exited lines includes all underwriting units that the Company placed in run-off and are presented separately from on-going lines of business.
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Reserves for losses and LAE, beginning of period	$1,141,757	$979,549
Less: reinsurance recoverable on unpaid claims, beginning of period	(435,986)	(381,338)
Reserves for losses and LAE, beginning of period, net of reinsurance	705,771	598,211
Incurred, net of reinsurance, related to:
Current period	516,664	393,939
Prior years	—	14,385
Total incurred, net of reinsurance	516,664	408,324
Paid, net of reinsurance, related to:
Current period	109,937	105,928
Prior years	253,481	194,836
Total paid	363,418	300,764
Net reserves for losses and LAE, end of period	859,017	705,771
Plus: reinsurance recoverable on unpaid claims, end of period	455,484	435,986
Reserves for losses and LAE, end of period	$1,314,501	$1,141,757

For the year ended December 31, 2023, the Company recognized favorable development related to prior years’ loss and loss expense reserves of $9.2 million in short tail/monoline specialty lines and adverse development of $11.9 million in multi-line solutions, respectively. The favorable development in short tail/monoline specialty lines was driven by property lines of business from the 2021 accident year. The adverse development in multi-line solutions was driven by higher than expected severity in general and auto liability lines of business primarily from the 2019 accident year.
During the year ended December 31, 2022, the Company’s net incurred losses for accident years 2021 and prior developed adversely by $14.4 million which was related to losses subject to the LPT.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Within exited lines, adverse development of $14.5 million was from the 2019 accident year primarily driven by increased in frequency and severity in general and professional liability. The remaining $8.4 million of net adverse development was from other accident years.
Within multi-line solutions, favorable development of $10.8 million was from the 2020 through 2021 accident years and was driven by reduction in frequency of claims in commercial auto and general liability. The remaining $2.3 million of net adverse development was from various other accident years.
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
Short Tail/Monoline Specialty

($ in thousands except number of claims)
Incurred Losses and LAE, Net of Reinsurance						As of December 31, 2023
	Years Ended December 31,						Reported Claims
Accident Year	2019*	2020*	2021*	2022*	2023	IBNR
2019	$65,221	$50,400	$47,600	$51,100	$53,100	$2,832	1,034
2020		68,190	66,690	66,690	66,690	1,877	1,288
2021			102,970	102,970	91,757	5,496	1,556
2022				125,288	125,288	57,026	2,151
2023					205,189	110,310	3,175
Total					$542,024
Cumulative net paid loss and LAE from the table below					(283,284)
Net reserves for loss and LAE before 2019					17,964
Total net reserves for loss and LAE					$276,704

*Supplementary information and unaudited

($ in thousands)
Cumulative Paid Losses and LAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2019*	2020*	2021*	2022*	2023
2019	$36,013	$42,528	$43,784	$47,330	$47,255
2020		32,805	58,329	72,514	72,351
2021			17,554	52,326	66,902
2022				21,404	63,880
2023					32,896
Total					$283,284

*Supplementary information and unaudited

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Multi-line Solutions

($ in thousands except number of claims)
Incurred Losses and LAE, Net of Reinsurance ($ in thousands)											As of December 31, 2023
Accident Year	Years Ended December 31,											Reported Claims
	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	IBNR
2014	$100,355	$100,355	$115,749	$116,970	$116,970	$117,783	$118,995	$120,731	$120,777	$118,277	$1,016	4,979
2015		103,191	114,266	117,024	117,024	119,216	121,746	122,881	122,902	127,102	910	5,369
2016			64,828	64,448	64,448	64,248	71,306	74,794	74,923	75,923	2,741	4,695
2017				68,650	68,650	67,578	76,231	81,807	82,080	84,580	4,803	5,524
2018					77,647	77,647	77,039	77,039	77,379	73,179	8,983	5,048
2019						110,925	109,925	109,925	114,389	125,337	5,623	6,042
2020							145,846	145,846	139,090	139,090	6,933	5,453
2021								179,174	175,173	175,173	48,993	6,611
2022									232,748	232,748	35,167	8,360
2023										308,497	168,794	7,370
Total										$1,459,906
Cumulative net paid loss and LAE from the table below										(994,414)
Net reserves for loss and LAE before 2014										(2,346)
Total net reserves for loss and LAE										$463,146

*Supplementary information and unaudited

($ in thousands)
Cumulative Paid Losses and LAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	$32,530	$63,699	$81,251	$96,639	$101,984	$104,984	$105,756	$106,214	$104,076	$102,214
2015		44,152	72,137	88,833	99,401	108,291	114,098	117,295	118,166	123,268
2016			24,844	44,133	54,957	60,500	62,469	65,498	73,170	74,882
2017				27,088	45,263	56,411	67,553	70,562	72,415	74,770
2018					29,372	45,739	53,491	67,289	73,251	71,042
2019						36,512	63,022	82,296	100,094	113,207
2020							38,504	72,182	88,499	113,637
2021								44,996	84,530	105,853
2022									64,849	140,490
2023										75,051
Total										$994,414

*Supplementary information and unaudited

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Exited Lines — all lines in runoff

($ in thousands except number of claims)
Incurred Losses and LAE, Net of Reinsurance ($ in thousands)											As of December 31, 2023
	Years Ended December 31,											Reported Claims
Accident Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	IBNR
2014	$64,186	$58,170	$62,691	$63,995	$63,994	$69,120	$70,186	$71,451	$72,027	$69,027	$7,650	4,170
2015		61,920	65,173	68,118	70,912	75,296	80,787	83,432	84,167	87,167	3,985	4,565
2016			95,914	95,509	93,885	96,090	106,368	107,390	108,366	108,366	4,946	4,879
2017				78,246	82,668	84,872	97,578	99,559	101,865	82,865	13,081	4,318
2018					76,956	71,589	82,366	93,812	100,150	105,150	1,571	4,886
2019						91,067	94,550	96,070	110,546	117,302	2,425	5,580
2020							87,809	90,609	90,609	98,512	5,637	4,756
2021								57,392	52,392	36,294	9,014	2,337
2022									35,834	45,111	12,913	215
2023										2,930	8,478	31
Total										$752,724
Cumulative net paid loss and LAE from the table below										(637,997)
Net reserves for loss and LAE before 2014										4,440
Total net reserves for loss and LAE										$119,167

*Supplementary information and unaudited

($ in thousands)
Cumulative Paid Losses and LAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	$9,700	$30,863	$42,141	$50,785	$49,906	$52,450	$53,290	$53,615	$55,737	$56,594
2015		9,026	41,653	55,610	65,269	73,100	77,981	80,312	81,789	83,706
2016			38,191	59,237	71,852	79,669	83,115	87,393	89,565	92,867
2017				35,962	53,888	53,770	58,625	65,301	70,219	68,747
2018					27,985	62,582	69,695	82,881	93,224	103,432
2019						31,556	66,163	69,602	85,798	98,392
2020							27,476	57,959	66,477	80,744
2021								15,002	20,594	29,317
2022									19,676	22,208
2023										1,990
Total										$637,997

*Supplementary information and unaudited

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the reconciliation of the net incurred and paid loss development tables to the balance sheet reserves for losses and loss adjustment expenses at December 31, 2023 and 2022:

($ in thousands)	2023
Net reserves for losses and LAE:
Short Tail/Monoline Specialty	$276,704
Multi-line Solutions	463,146
Exited Lines	119,167
Reserves for losses and LAE, net of reinsurance	859,017
Reinsurance recoverable on unpaid claims:
Short Tail/Monoline Specialty	199,044
Multi-line Solutions	252,146
Exited Lines	4,294
Total reinsurance recoverable on unpaid claims	455,484
Reserves for losses and LAE at end of year	$1,314,501

The following table sets forth the historical average annual payout of incurred losses and allocated loss adjustment expenses (claims duration) for short-duration contracts, based on the disaggregated information in the paid loss development tables, net of reinsurance:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Years
	1*	2*	3*	4*	5*	6*	7*	8*	9*	10*
Short Tail/Monoline Specialty	54.0%	24.7%	12.1%	5.0%	2.2%	1.0%	0.5%	0.2%	0.2%	0.1%
Multi-line Solutions	37.7%	22.6%	16.6%	10.6%	5.3%	3.9%	2.0%	0.4%	0.4%	0.5%
Exited Lines	42.8%	22.0%	14.2%	8.4%	3.2%	3.2%	2.7%	1.0%	0.8%	1.7%
*Supplementary information and unaudited
15.    Commission and Fee Income
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
SUA commission revenue	$2,864	$3,224
SUA fee income	2,732	1,597
Other	468	378
Total commission and fee income	$6,064	$5,199

The following table sets forth the Company’s opening and closing balances of contract assets from commission and fee income for the years ended December 31, 2023 and 2022:

($ in thousands)	Contract Assets
Balance at December 31, 2021	$1,209
Balance at December 31, 2022	1,292
Balance at December 31, 2023	976

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.    Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Amortization of policy acquisition costs	$108,514	$65,695
Other operating and general expenses	134,930	116,476
Total underwriting, acquisition and insurance expenses	$243,444	$182,171

17.    Reinsurance
Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. The Company remains obligated for amounts ceded if reinsurers do not meet their obligations.
The following table sets forth the effects of reinsurance on premiums written and earned for years ended December 31, 2023 and 2022:

	2023		2022
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$1,241,180	$1,155,835	$1,012,239	$951,121
Assumed premiums	218,649	193,971	131,713	113,610
Ceded premiums	(549,138)	(520,663)	(468,409)	(448,737)
Net premiums	$910,691	$829,143	$675,543	$615,994
Ceded losses and LAE incurred		$337,011		$311,257

The following table sets forth the components of reinsurance recoverables and ceded unearned premium at December 31, 2023 and 2022:

($ in thousands)	2023	2022
Ceded unpaid losses and LAE	$455,484	$435,986
Ceded paid losses and LAE	122,287	107,228
Loss portfolio transfer	20,858	38,145
Allowance for credit losses	(2,295)	—
Reinsurance recoverables	$596,334	$581,359
Ceded unearned premium	$186,121	$157,645

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts; the Company does not carry these on the balance sheet as it will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At December 31, 2023, the market value of these accounts was approximately $158.1 million. The agreements provide that, as was customary in the past, the reinsurer will continue claim payment reimbursements without disturbing the trust balances. The trust amount will be adjusted periodically, by mutual agreement, based on loss reserve recoverables.
During the first quarter of 2020, the Company entered into an LPT retroactive reinsurance agreement. Under the LPT, the Company received reinsurance protection of approximately $127.4 million above the ceded losses and LAE reserves and is subject to co-participations at specified amounts. During the year ended December 31, 2022, the Company strengthened reserves for certain divisions covered by the LPT by $14.4 million, resulting in an increase in the amount ceded under this agreement. The increase in the amount ceded during the year ended December 31, 2022 were partially offset by $5.8 million of recognized gain.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of the LPT on the consolidated statements of operations for the years ended December 31, 2023 and 2022:

($ in thousands)	2023	2022
Strengthening of reserves subject to the LPT	$—	$(14,385)
Reinsurance recoveries under the LPT	1,427	5,813
Pretax net impact of the LPT	$1,427	$(8,572)

Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset was included in other assets on the consolidated balance sheets.
The Company’s deposit assets as of December 31, 2023 and 2022 were $29.9 million and $41.8 million, respectively.
18.    Stock-Based Compensation
On September 23, 2022, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved the Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which became effective on January 12, 2023. The 2022 Plan provides for the granting of restricted stock, restricted stock units, performance stock units, stock options as well as cash-based performance awards, to select employees and non-employee directors of the Company. The 2022 Plan stated that 3,200,656 shares of common stock were available for issuance.
In December 2020, the Compensation Committee approved a Long Term Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the granting of restricted stock, restricted stock units and performance stock units (collectively “restricted stock units” or “stock units”), as well as cash-based performance awards, to select employees and non-employee directors of the Company.
The Compensation Committee granted 1,101,856 and 198,842 shares of restricted stock and restricted stock units during the years ended December 31, 2023 and 2022, under the 2022 Plan and 2021 Plan, respectively. Members of the Board of Directors were granted 23,482 and 15,196 shares of restricted stock during the years ended December 31, 2023 and 2022, respectively, with a service period of one year. The fair value of restricted stock and restricted stock units under the 2022 Plan for awards granted at the time of the Company’s IPO were granted at the IPO price of $15.00 per share. The fair value of subsequent grants were equal to the closing stock price on the date the restricted stock units were granted. The expense for these equity-based incentives is based on their fair value at the date of grant and amortized over their vesting period.
The Compensation Committee granted 759,990 stock options during the year ended December 31, 2023. The grant date fair value of the options under the 2022 Plan was determined using the Black-Scholes model where the term was the contractual term of 10 years less the weighted average service period. The volatility was determined based on the historical volatility of comparable publicly traded insurance companies.
The restricted stock and restricted stock units granted to employees and the Board of Directors during the years ended December 31, 2023 and 2022 were valued at approximately $17.7 million and $2.6 million, respectively, based on the grant date fair value. The stock options granted to employees during the year ended December 31, 2023 were valued at approximately $4.4 million based on the grant date fair value.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s equity awards, target payout ranges and authorized target restricted stock and stock units for the years ended December 31, 2023 and 2022:

	Award Payout Range	Requisite Service Period	Authorized Target Common Shares
Year ended December 31, 2023
Market condition awards	0% — 150%	3 years	37,622
Performance condition awards	0% — 150%	3 years	95,456
Service condition awards	N/A	1 to 4 years	968,778
Stock options	N/A	3 to 4 years	759,990
			1,861,846
Year ended December 31, 2022
Market condition awards	0% — 150%	3 years	28,495
Performance condition awards	0% — 150%	3 years	26,210
Restricted stock unit awards	N/A	1 to 3 years	144,137
			198,842

The following table sets forth option activity for the year ended December 31, 2023:

	Weighted-Average Exercise Price	Stock
Outstanding at January 1, 2023		—
Granted	$15.00	759,990
Outstanding at December 31, 2023		759,990
The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The aggregate intrinsic value of options outstanding at December 31, 2023 was $14.3 million. The weighted-average remaining contractual life of the options outstanding at December 31, 2023 was 9.0 years.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s restricted stock and restricted stock units activity for the years ended December 31, 2023 and 2022:

	Weighted-Average Grant-Date Fair Value	Stock and Stock Units
Non-vested at January 1, 2023	$12.55	419,896
Granted	16.07	1,101,856
Vested	13.39	(40,645)
Forfeited	15.29	(35,658)
Non-vested at December 31, 2023	$15.13	1,445,449

Non-vested at January 1, 2022	$13.23	375,643
Granted	14.17	198,842
Vested	15.16	(144,042)
Forfeited	12.51	(10,547)
Non-vested at December 31, 2022	$12.55	419,896

The total fair value of shares vested at December 31, 2023 and 2022 were $0.5 million and $2.2 million, respectively.
As of December 31, 2023 the total unrecognized compensation cost related to non-vested, share-based compensation awards was $15.9 million and the weighted average period over which that cost is expected to be recognized is 1.5 years. The Company recognized $8.5 million and $2.3 million of stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively.
Employee Stock Purchase Plan
On September 23, 2022, the Compensation Committee approved the Company’s 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 15, 2023. Under the ESPP, all employees of the Company may choose, at two different specified time intervals each year, to have a percentage of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the common stock is 85% of the lower of its beginning-of-period or end-of-period market price. The company has reserved 376,548 common shares under this plan.
The grant date fair value of options under the ESPP was determined using the Black-Scholes model where the term was the length of time between the grant date and the date the options are exercisable of 6 months. The volatility was determined based on the historical volatility of comparable publicly traded insurance companies.
As of December 31, 2023, a total of 35,430 shares had been purchased under this plan. The Company recognized $0.2 million of expense for the year ended December 31, 2023. As of December 31, 2023, the fair value of unrecognized expense was $0.3 million.
Stock Notes Receivable
The Company previously granted common stock to its employees and non-employee directors under the Stock Purchase Program and Equity Incentive Program (the “Legacy Programs”). The Legacy Programs required that employees who receive an award purchase a certain amount of stock, which the Company then matched. The matching share awards were subject to certain vesting requirements. For the purchased portion of the participant’s stock, the participant was required to make a minimum payment toward the purchase commitment, with the remainder of the balance issued as a note receivable to the Company and recorded as a stock notes receivable within stockholders’ equity.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19.    Earnings Per Share
The following table sets forth the compilation of basic and diluted net earnings per share for the years ended December 31, 2023 and 2022:

($ in thousands, except for share and per share amounts)	2023	2022
Numerator
Net income	$85,984	$39,396
Less: Undistributed income allocated to participating securities	(1,677)	(18,879)
Net income attributable to common shareholders (numerator for basic earnings per share)	84,307	20,517
Add back: Undistributed income allocated to participating securities	1,677	18,879
Net income (numerator for diluted earnings per share under the two-class method)	$85,984	$39,396
Denominator
Basic weighted-average common shares	36,031,907	16,568,393
Dilutive effect of preferred shares	716,708	15,245,533
Dilutive effect of stock notes	696,110	519,080
Dilutive effect of awarded stock units	736,837	320,188
Dilutive effect of awarded options	135,972	—
Diluted weighted-average common share equivalents	38,317,534	32,653,194
Basic earnings per share	$2.34	$1.24
Diluted earnings per share	$2.24	$1.21

The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the years ended December 31, 2023 and 2022:

	2023	2022
Stock notes	—	60,576
Awarded stock units	3,931	—
Awarded options	914	—

The following table presents common share equivalents of contingently issuable instruments that were excluded from basic earnings per share in shares for the years ended December 31, 2023 and 2022:

	2023	2022
Common shares	920,864	22,919
Preferred shares, if converted	—	1,059,602
Total	920,864	1,082,521

20.    Employee Benefit Plans
The Company sponsors the 401(k) Plan (the “Plan”). The Plan, available to substantially all its employees, is subject to provisions of the Employee Retirement Income Security Act of 1974. The Company matches employee contributions on a discretionary basis. During the years ended December 31, 2023 and 2022, the Company contributed $2.9 million and $2.4 million in matching contributions to the Plan, respectively.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.    Related Party Transactions
Westaim
In 2014 and continuing through 2015, Westaim HIIG LP acquired a majority of the Company’s common stock. In July 2023, Westaim dissolved Westaim HIIG LP and obtained direct ownership of the Company’s common stock held by the partnership. As of December 31, 2023, Westaim owned 17.5% of the Company’s common stock. As of December 31, 2022, Westaim, including shares beneficially owned through Westaim HIIG LP, owned 44.5% of the Company’s common stock. The changes in Westaim HIIG LP’s ownership percentage were primarily due to equity offerings, conversion of preferred common stock, and distribution of shares controlled by Westaim through a limited partnership.
In 2015, the Company purchased 3,076,924 shares of Westaim common stock for $8.4 million. The Company’s investment in Westaim is included in equity securities on the consolidated balance sheets. The Company had an unrealized gain on this investment of $0.5 million at December 31, 2023, and an unrealized loss of $2.3 million at December 31, 2022.
Prior to the closing of the IPO, Westaim performed consulting and certain other services for the Company pursuant to a Management Services Agreement. The agreement terminated pursuant to its terms upon the closing of the IPO.
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM. Net earned premium and gross written commissions related to these agreements for the years ended December 31, 2023 and 2022 is summarized as follows:

($ in thousands)	2023	2022
Net earned premium	$99,736	$91,051
Gross written commissions	24,177	23,472

Premiums receivable from RISCOM as of December 31, 2023 and 2022 were $10.6 and $9.9 million, respectively.
Reinsurance
The Company has reinsurance agreements with Everest Re, an affiliate of Mt. Whitney Securities, LLC, which was a limited partner of Westaim HIIG LP through November 30, 2022, and a holder of preferred shares. During the year ended December 31, 2023, Mt. Whitney Securities divested their entire ownership of the Company’s equity securities. Reinsurance premiums ceded during the year ended December 31, 2022 related to the agreement was $59.6 million. Reinsurance recoverable from Everest Re, net of premium payables at December 31, 2022 was $177.5 million.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the years ended December 31, 2023 and 2022 were $3.6 million and $3.4 million, respectively.
See Notes 5, 6 and 10 for investments involving affiliated companies and additional related party transactions.
See Note 12 for related party transactions related to the Company’s common and preferred shares.
22.    Commitments and Contingencies
Litigation
The Company is named as a defendant in various legal actions arising from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and loss adjustment expense reserves. Also, from time to time, the Company is a defendant in various legal actions that relate to bad faith claims, disputes with third parties or that involve alleged errors and omissions. The Company records accruals for these items to the extent the losses are probable and reasonably estimable. Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from outside legal counsel, the Company’s management believes the resolution of any such matters will not, individually or in the aggregate, have a

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
material adverse effect on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows. During the years ended December 31, 2023 and 2022, the Company recorded no provision for various contingencies.
Indemnification
In conjunction with the sale of business assets and subsidiaries, the Company has provided indemnifications to certain of the buyers. Certain indemnifications cover typical representations and warranties related to the responsibilities to perform under the sales contracts. The amount of potential exposure covered by the indemnifications is difficult to determine because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. As of December 31, 2023, the Company does not have reason to believe any such significant claims exist.
Contingent Consideration Related to Acquisitions
The Company potentially owes earn-out liabilities to former owners of assets and business acquired. No earn-out liabilities existed as of December 31, 2023 and 2022. No earn-out payment was made to former owners during the years ended December 31, 2023 and 2022.

23.    Statutory Accounting Principles and Regulatory Matters
The following table sets forth statutory net income and statutory capital and surplus for the Company for the years ended and as of December 31, 2023 and 2022:

($ in thousands)	2023	2022
Statutory net income	$46,884	$10,860
Statutory capital and surplus	602,916	408,167

Dividend payments to the Company from HSIC are restricted by Texas state law as to the amount that may be paid without the approval of regulatory authorities. The maximum amount of dividends which can be paid by HSIC without prior approval is subject to restrictions relating to policyholder surplus, net income, and dividends declared or distributed during the preceding 12 months. As of December 31, 2023, HSIC is not restricted to paying ordinary dividends. HSIC did not declare or pay any dividend during the years ended December 31, 2023 and 2022.
Property and casualty insurance companies are subject to certain Risk Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risk factors related to it. As of December 31, 2023 and 2022, HSIC’s statutory capital and surplus substantially exceeded the regulatory requirements.
24.    Subsequent Events
On March 15, 2024, the Company redeemed the Debentures and paid $1.4 million of accrued interest. The Company drew $50.0 million on the Revolving Credit Facility and used the proceeds and existing cash to fund the redemption. After the draw, the Company had $100.0 million outstanding under the Revolving Credit Facility with another $50.0 million of undrawn capacity.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2023.
This annual report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting as we are an emerging growth company as of December 31, 2023, as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On November 30, 2023, Andrew Robinson, Chief Executive Officer, adopted a Rule 10b5-1 trading plan. Mr. Robinson’s plan provides for the sale of up to 126,748 shares of our common stock by December 31, 2024. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections - Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Houston, Texas. Auditor Firm ID: 42
The information required by this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS
The following consolidated financials statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations and Comprehensive Income (loss) for the two years in the period ended December 31, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the two years in the period ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the two years in the period ended December 31, 2023 and 2022
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

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023).
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

10.10+
Form of Performance-Based Restricted Stock Units Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023).

10.11+
Performance-Based Restricted Stock Units Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023).

10.12+
Performance Unit Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2023).

10.13+	Amended Form of Performance Share (GBVPS) Agreement under the Company’s 2022 Long-Term Incentive Plan.
10.14+	Amended Form of Performance Share (Executives) Agreement under the Company’s 2022 Long-Term Incentive Plan.
10.15+	Amended Form of Performance Share (Others) Agreement under the Company’s 2022 Long-Term Incentive Plan.
10.16+	Amended Form of Performance Cash Units Agreement under the Company’s Long-Term Incentive Plan.
10.17+	Amended Form of the Restricted Stock Unit (Executives) Agreement under the Company’s 2022 Long-Term Incentive Plan.
10.18+	Amended Form of Restricted Stock Unit (Others) Agreement under the Company’s 2022 Long-Term Incentive Plan.
10.19+	Amended Form of Long-Term Performance Cash Plan and Award Letter under the Company’s 2022 Long-Term Incentive Plan.
10.20+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).
10.21+
Employment Agreement, dated May 22, 2020, by and between the Registrant and Andrew Robinson, with Amendment No. 1 dated January 1, 2022 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.22+	Form of Promissory Note (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).
10.23
Credit Agreement by and between Prosperity Bank and Houston International Insurance Group, Ltd., dated December 11, 2019 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.24*
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
10.25*
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

10.26
Second Amendment Agreement effective as of December 8, 2023, to that certain Investment Management Agreement dated November 6, 2015, by and among Arena Investors, LP, Houston Specialty Insurance Company, Imperium Insurance Company, and Great Midwest Insurance Company.

10.27
Credit Agreement, dated March 29, 2023, by and among Skyward Specialty Insurance Group, Inc., the lenders from time to time party thereto and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 3, 2023).

10.28
First Amendment dated as of February 26, 2024, to that certain Credit Agreement, dated March 29, 2023, by and among Skyward Specialty Inc., the lenders from time to time party thereto and Truist Bank, as administrative agent.

10.29
Guaranty Agreement, dated March 29, 2023, by and among Skyward Service Company, Skyward Underwriters Agency, Inc., the loan parties identified on the signature pages thereto and Truist Bank. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 3, 2023).

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

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy for Recovery of Erroneously Awarded Incentive Compensation (“Clawback Policy”) adopted November 9, 2023.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
____________________
*    To be filed by amendment.
+    Management contract or compensatory plan or arrangement.
†    Portions of this exhibit have been omitted for confidentiality purposes.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN IN RELATED PARTIES

($ in thousands)	Cost	Fair Value (if applicable)	Amount on Balance Sheet
December 31, 2023
Fixed maturity securities, available for sale:
U.S. government securities	$44,685	$44,166	$44,166
Corporate securities and miscellaneous	392,773	383,420	383,420
Municipal securities	98,266	92,778	92,778
Residential mortgage-backed securities	292,568	281,626	281,626
Commercial mortgage-backed securities	31,411	29,934	29,934
Other asset-backed securities	188,010	185,727	185,727
Total fixed maturity securities, available for sale	1,047,713	1,017,651	1,017,651
Fixed maturity securities, held to maturity:
Other asset-backed securities	43,315	41,017	42,986
Total fixed maturity securities, held to maturity	43,315	41,017	42,986
Equity securities:
Common stocks	54,672	67,425	67,425
Preferred stocks	8,736	7,358	7,358
Mutual funds	39,429	43,466	43,466
Total equity securities	102,837	118,249	118,249
Mortgage loans	50,542	50,070	50,070
Other long-term investments	3,798	3,798	3,798
Short-term investments	270,226	270,226	270,226
Total	$1,518,431	$1,501,011	$1,502,980

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS (PARENT COMPANY)

	December 31,
($ in thousands)	2023	2022
Assets
Investments:
Investment in subsidiaries	$743,025	$503,549
Short-term investments, at fair value	10,593	25
Total investments	753,618	503,574
Cash and cash equivalents	3,024	8,909
Deferred income taxes	5,899	19,655
Goodwill and intangible assets, net	12,641	12,641
Other assets	15,908	6,992
Total assets	$791,090	$551,771
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$1,369	$1,500
Notes payable	50,000	50,000
Subordinated debt, net of debt issuance costs	78,690	78,609
Total liabilities	130,059	130,109
Stockholders’ Equity:
Stockholders’ equity	661,031	421,662
Total liabilities and stockholders’ equity	$791,090	$551,771

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — CONDENSED STATEMENTS OF OPERATIONS
(PARENT COMPANY)

	Years Ended December 31,
($ in thousands)	2023	2022
Revenues:
Net investment income	$3,822	$2,567
Net investment losses	(963)	(6)
Other losses	(27)	—
Total revenues	2,832	2,561
Expenses
Interest expense	9,815	6,407
Amortization expense	313	81
Other expenses	451	—
Total expenses	10,579	6,488
Loss before income tax expense	(7,747)	(3,927)
Income tax expense (benefit)	6,808	(1,209)
Net loss before equity in earnings of subsidiaries	(14,555)	(2,718)
Equity in undistributed earnings of subsidiaries	100,539	42,114
Net income	$85,984	$39,396

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY)

	Years Ended December 31,
($ in thousands)	2023	2022
Cash flows from operating activities:
Net income	$85,984	$39,396
Adjustments to reconcile net income to net cash used in operating activities	(95,947)	(42,672)
Net cash provided by operating activities	(9,963)	(3,276)
Cash flows from investing activities:
Capital contributions to subsidiaries	(122,800)	—
Distributions from investment in subsidiaries	6,500	4,000
Change in short-term investments	(10,569)	—
Net cash (used in) provided by investing activities	(126,869)	4,000
Cash flows from financing activities:
Employee share purchases	1,350	2,180
Draw on revolving line of credit	50,000	—
Repayment of term loan	(50,000)	—
Proceeds from equity offerings	128,887	—
Proceeds from employee stock purchase plan	710	—
Net cash provided by financing activities	130,947	2,180
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,885)	2,904
Cash and cash equivalents and restricted cash at beginning of year	8,909	6,005
Cash and cash equivalents and restricted cash at end of year	$3,024	$8,909
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,667	$5,761
Cash paid for federal income taxes	15,800	—

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE

	Years Ended December 31,
	2023		2022
($ in thousands)	Accident & Health	Property & Casualty	Accident & Health	Property & Casualty
Gross amount	$151,702	$1,089,478	$130,377	$881,862
Ceded to other companies	(79,091)	(470,047)	(70,291)	(398,118)
Assumed from other companies	—	218,649	431	131,282
Net amount	$72,611	$838,080	$60,517	$615,026
Percentage of amount assumed to net	—%	26.1%	0.7%	21.3%

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)	Valuation Allowance For Deferred Tax Assets	Allowance for Uncollectible Reinsurance Recoverable	Allowance for Uncollectible Premiums Receivable
Balance at January 1, 2022	$586	$—	$261
Charged to costs and expenses	—	—	584
Amounts written off	—	—	(216)
Balance at December 31, 2022	586	—	629
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023	—	2,295	—
Charged to costs and expenses	—	—	748
Amounts written off	—	—	(513)
Recoveries of amounts previously written off	—	—	100
Balance at December 31, 2023	$586	$2,295	$964

SKYWARD SPECIALTY INSURANCE GROUP,  INC. AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
INSURANCE OPERATIONS

	As of and Years Ended December 31,
($ in thousands)	2023	2022
Deferred policy acquisition costs	$91,955	$68,938
Reserve for losses and loss adjustment expenses	1,314,501	1,141,757
Unearned premiums	552,532	442,509
Net earned premium(1)	829,143	615,994
Net investment income	40,322	36,931
Losses and loss adjustment expenses (current year)(1)	516,664	393,939
Losses and loss adjustment expenses (prior years)(1)(2)	—	14,385
Amortization of policy acquisition costs(1)	108,514	65,695
Paid claims and claim adjustment expenses(1)	363,418	300,764
Net premiums written(1)	910,691	675,543
Ceded unearned premium	186,121	157,645
Deferred ceding commission	37,057	29,849
(1) Amount is presented net of reinsurance
(2) Amount does not include gain on retroactive reinsurance which is included in losses and loss adjustment expenses presented on the Consolidated Statements of Operations

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skyward Specialty Insurance Group, Inc.

Dated: April 1, 2024	/s/ Andrew Robinson
Andrew Robinson Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Robinson	Chairman and Chief Executive Officer	April 1, 2024
Andrew Robinson	(Principal Executive Officer)
/s/ Mark Haushill	Chief Financial Officer	April 1, 2024
Mark Haushill	(Principal Financial and Accounting Officer)
/s/ Gena Ashe	Director	April 1, 2024
Gena Ashe
/s/ Robert Creager	Director	April 1, 2024
Robert Creager
/s/ Marcia Dall	Director	April 1, 2024
Marcia Dall
/s/ James Hays	Director	April 1, 2024
James Hays
/s/ Anthony J. Kuczinski	Director	April 1, 2024
Anthony J. Kuczinski
/s/ Michael Morrissey	Director	April 1, 2024
Michael Morrissey
/s/ Katharine Terry	Director	April 1, 2024
Katharine Terry