Form 10-Q
period 2024-03-31
Skyward Specialty Insurance Group, Inc.
filed 2024-05-03
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 26, 2024, the registrant had 39,995,027 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $1,102,190 and $1,047,713, respectively)	$1,065,175	$1,017,651
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $329)	42,700	42,986
Equity securities, at fair value	117,083	118,249
Mortgage loans, at fair value	44,309	50,070
Equity method investments	103,962	110,653
Other long-term investments	2,045	3,852
Short-term investments, at fair value	297,932	270,226
Total investments	1,673,206	1,613,687
Cash and cash equivalents	85,059	65,891
Restricted cash	30,210	34,445
Premiums receivable, net	273,410	179,235
Reinsurance recoverables, net	612,043	596,334
Ceded unearned premium	204,625	186,121
Deferred policy acquisition costs	104,697	91,955
Deferred income taxes	23,607	21,991
Goodwill and intangible assets, net	88,137	88,435
Other assets	92,063	75,341
Total assets	$3,187,057	$2,953,435
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$1,376,946	$1,314,501
Unearned premiums	621,794	552,532
Deferred ceding commission	41,062	37,057
Reinsurance and premium payables	193,760	150,156
Funds held for others	88,864	58,588
Accounts payable and accrued liabilities	53,443	50,880
Notes payable	100,000	50,000
Subordinated debt, net of debt issuance costs	18,916	78,690
Total liabilities	2,494,785	2,292,404
Stockholders’ equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 39,995,027 and 39,863,756 shares issued and outstanding, respectively	400	399
Additional paid-in capital	711,309	710,855
Stock notes receivable	(5,234)	(5,562)
Accumulated other comprehensive loss	(29,279)	(22,953)
Retained earnings (accumulated deficit)	15,076	(21,708)
Total stockholders’ equity	692,272	661,031
Total liabilities and stockholders’ equity	$3,187,057	$2,953,435

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
($ in thousands, except share and per share amounts)	2024	2023
Revenues:
Net earned premiums	$236,342	$182,831
Commission and fee income	2,026	1,492
Net investment income	18,297	4,646
Net investment gains	8,303	961
Total revenues	264,968	189,930
Expenses:
Losses and loss adjustment expenses	143,914	114,900
Underwriting, acquisition and insurance expenses	69,774	51,655
Interest expense	2,727	2,152
Amortization expense	388	387
Other expenses	1,188	1,114
Total expenses	217,991	170,208
Income before income taxes	46,977	19,722
Income tax expense	10,193	4,166
Net income	36,784	15,556
Net income attributable to participating securities	—	1,274
Net income attributable to common stockholders	$36,784	$14,282
Comprehensive income:
Net income	$36,784	$15,556
Other comprehensive (loss) income:
Unrealized gains and losses on investments:
Net change in unrealized (losses) gains on investments, net of tax	(5,418)	7,788
Reclassification adjustment for losses on securities no longer held, net of tax	(908)	(47)
Total other comprehensive (loss) income	(6,326)	7,741
Comprehensive income	$30,458	$23,297
Per share data:
Basic earnings per share	$0.94	$0.43
Diluted earnings per share	$0.90	$0.42
Weighted-average common shares outstanding
Basic	39,108,351	32,848,243
Diluted	41,085,136	36,952,073

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three months ended March 31,
($ in thousands, except share amounts)	2024	2023
Preferred shares:
Balance at beginning of period	—	1,969,660
Preferred stock conversion to common shares	—	(1,969,660)
Balance at March 31	—	—
Common shares:
Balance at beginning of period	39,863,756	16,599,666
Issuance of shares	131,271	4,753,332
Preferred stock conversion to common shares	—	16,305,113
Balance at March 31	39,995,027	37,658,111
Preferred stock:
Balance at beginning of period	$—	$20
Preferred stock conversion to common shares	—	(20)
Balance at March 31	$—	$—
Common stock:
Balance at beginning of period	$399	$168
Issuance of common stock	1	—
Preferred stock conversion to common shares	—	161
Proceeds from equity offerings, net	—	48
Balance at March 31	$400	$377
Treasury stock:
Balance at beginning of period	$—	$(2)
Preferred stock conversion to common shares	—	2
Balance at March 31	$—	$—
Additional paid-in capital:
Balance at beginning of period	$710,855	$577,289
Issuance of common stock	454	1,864
Preferred stock conversion to common shares	—	(143)
Proceeds from equity offerings, net	—	62,358
Balance at March 31	$711,309	$641,368
Stock notes receivable:
Balance at beginning of period	$(5,562)	$(6,911)
Employee equity transactions	328	193
Balance at March 31	$(5,234)	$(6,718)
Accumulated other comprehensive loss:
Balance at beginning of period	$(22,953)	$(43,485)
Other comprehensive (loss) income, net of tax	(6,326)	7,741
Balance at March 31	$(29,279)	$(35,744)
Retained earnings (accumulated deficit):
Balance at beginning of period	$(21,708)	$(105,417)
Cumulative effect on adoption of ASU No. 2016-13	—	(2,276)
Net income	36,784	15,556
Balance at March 31	$15,076	$(92,137)
Total stockholders’ equity	$692,272	$507,146

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
($ in thousands)	2024	2023
Cash flows from operating activities
Net income	$36,784	$15,556
Adjustments to reconcile net income to net cash provided by operating activities	57,481	91,651
Net cash provided by operating activities	94,265	107,207
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(97,426)	(72,466)
Purchase of equity securities	(2,035)	(12,889)
Purchase of equity method investments	(261)	(286)
Investment in direct and indirect loans	10,816	14,665
Purchase of property and equipment	(260)	(614)
Sales and maturities of investment securities	53,473	34,980
Proceeds from equity method and other long-term investments	4,871	355
Change in short-term investments	(27,706)	(166,193)
Change in receivable/payable for securities	(13,755)	3,984
Cash provided by deposit accounting	2,417	5,038
Net cash used in investment activities	(69,866)	(193,426)
Cash flows from financing activities:
Repayment of stock notes receivable	328	193
Draw on revolving line of credit	50,000	50,000
Repayment of term loan	—	(50,000)
Repayment of trust preferred	(59,794)	—
Proceeds from initial public offering	—	66,262
Net cash (used in) provided by financing activities	(9,466)	66,455
Net increase (decrease) in cash and cash equivalents and restricted cash	14,933	(19,764)
Cash and cash equivalents and restricted cash at beginning of period(1)	100,336	125,011
Cash and cash equivalents and restricted cash at end of period(1)	$115,269	$105,247
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,656	$3,145
(1)The sum of cash and cash equivalents and restricted cash from the consolidated balance sheets

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of Skyward Specialty Insurance Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete consolidated financial statements. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair statement of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited annual consolidated financial statements.
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
2.Investments
The following tables set forth the amortized cost and the fair value by investment category at March 31, 2024 and December 31, 2023:

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$36,109	$30	$(573)	$—	$35,566
Corporate securities and miscellaneous	428,985	4,016	(17,245)	—	415,756
Municipal securities	101,697	586	(6,466)	—	95,817
Residential mortgage-backed securities	297,164	2,446	(16,596)	—	283,014
Commercial mortgage-backed securities	31,878	502	(1,854)	—	30,526
Other asset-backed securities	206,357	1,416	(3,277)	—	204,496
Total fixed maturity securities, available-for-sale	$1,102,190	$8,996	$(46,011)	$—	$1,065,175
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$43,029	$25	$(1,324)	$(329)	$41,401
Total fixed maturity securities, held-to-maturity	$43,029	$25	$(1,324)	$(329)	$41,401

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
December 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,685	$202	$(721)	$—	$44,166
Corporate securities and miscellaneous	392,773	6,408	(15,761)	—	383,420
Municipal securities	98,266	655	(6,143)	—	92,778
Residential mortgage-backed securities	292,568	3,556	(14,498)	—	281,626
Commercial mortgage-backed securities	31,411	449	(1,926)	—	29,934
Other asset-backed securities	188,010	1,221	(3,504)	—	185,727
Total fixed maturity securities, available-for-sale	$1,047,713	$12,491	$(42,553)	$—	$1,017,651
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$43,315	$—	$(1,969)	$(329)	$41,017
Total fixed maturity securities, held-to-maturity	$43,315	$—	$(1,969)	$(329)	$41,017

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at March 31, 2024:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$32,270	$31,793
Due after one year through five years	297,619	286,500
Due after five years through ten years	187,841	183,251
Due after ten years	49,061	45,595
Mortgage-backed securities	329,042	313,540
Other asset-backed securities	206,357	204,496
Total	$1,102,190	$1,065,175

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at March 31, 2024 consisted entirely of asset backed securities that were not due at a single maturity date.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$19,473	$(79)	$11,240	$(494)	$30,713	$(573)
Corporate securities and miscellaneous	95,105	(1,049)	177,017	(16,196)	272,122	(17,245)
Municipal securities	18,761	(369)	49,031	(6,097)	67,792	(6,466)
Residential mortgage-backed securities	80,072	(1,351)	103,169	(15,245)	183,241	(16,596)
Commercial mortgage-backed securities	3,765	(27)	15,426	(1,827)	19,191	(1,854)
Other asset-backed securities	36,528	(258)	60,458	(3,019)	96,986	(3,277)
Total fixed maturity securities, available-for-sale	253,704	(3,133)	416,341	(42,878)	670,045	(46,011)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	39,371	(1,324)	39,371	(1,324)
Total fixed maturity securities, held-to-maturity:	—	—	39,371	(1,324)	39,371	(1,324)
Total	$253,704	$(3,133)	$455,712	$(44,202)	$709,416	$(47,335)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$7,342	$(25)	$25,604	$(696)	$32,946	$(721)
Corporate securities and miscellaneous	26,742	(570)	174,947	(15,191)	201,689	(15,761)
Municipal securities	16,815	(290)	47,269	(5,853)	64,084	(6,143)
Residential mortgage-backed securities	37,634	(602)	103,495	(13,896)	141,129	(14,498)
Commercial mortgage-backed securities	4,942	(74)	15,290	(1,852)	20,232	(1,926)
Other asset-backed securities	27,887	(106)	75,253	(3,398)	103,140	(3,504)
Total fixed maturity securities, available-for-sale	121,362	(1,667)	441,858	(40,886)	563,220	(42,553)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	41,017	(1,969)	41,017	(1,969)
Total fixed maturity securities, held-to-maturity:	—	—	41,017	(1,969)	41,017	(1,969)
Total	$121,362	$(1,667)	$482,875	$(42,855)	$604,237	$(44,522)

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
As of March 31, 2024, the Company had 692 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company determined that no credit impairment existed in the gross unrealized holding losses because the credit ratings of these securities were consistent with the credit ratings when purchased and/or at origination, there were no adverse changes in financial condition of the issuer and no adverse credit quality events in underlying assets. The Company attributed the unrealized losses to the changes in interest rates.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of net investment gains for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Gross realized gains
Fixed maturity securities, available-for sale	$499	$493
Equity securities	1,081	1,227
Other	18	1
Total	1,598	1,721
Gross realized losses
Fixed maturity securities, available-for sale	(394)	(237)
Equity securities	(1,874)	(4,289)
Other	(18)	(1)
Total	(2,286)	(4,527)
Net unrealized gains on investments
Equity securities	8,020	3,745
Mortgage loans	971	22
Net investment gains	$8,303	$961

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Fixed maturity securities, available-for sale	$12,093	$8,392
Equity securities	10,458	13,325

The following table sets forth the components of net investment income for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Income:
Fixed maturity securities, available-for sale	$12,231	$6,676
Fixed maturity securities, held-to-maturity	1,126	1,003
Equity securities	627	726
Equity method investments	1,098	(4,664)
Mortgage loans	1,419	1,473
Indirect loans	(1,694)	(1,319)
Short-term investments and cash	4,240	1,789
Other	869	(20)
Total investment income	19,916	5,664
Investment expenses	(1,619)	(1,018)
Net investment income	$18,297	$4,646

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in net unrealized (losses)/gains on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Fixed maturity securities	$(7,989)	$9,786
Deferred income taxes	1,663	(2,045)
Total	$(6,326)	$7,741

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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
High	9.75%	9.50%
Low	4.27%	3.25%
Weighted average	7.39%	7.05%

The following tables set forth the Company’s investments within the fair value hierarchy at March 31, 2024 and December 31, 2023:

March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$35,566	$—	$—	$35,566
Corporate securities and miscellaneous	—	415,756	—	415,756
Municipal securities	—	95,817	—	95,817
Residential mortgage-backed securities	—	283,014	—	283,014
Commercial mortgage-backed securities	—	30,526	—	30,526
Other asset-backed securities	—	204,496	—	204,496
Total fixed maturity securities, available-for-sale	35,566	1,029,609	—	1,065,175
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	41,401	41,401
Total fixed maturity securities, held-to-maturity	—	—	41,401	41,401
Equity securities:
Common stocks	70,378	—	—	70,378
Preferred stocks	—	1,189	—	1,189
Mutual funds	45,516	—	—	45,516
Total equity securities	115,894	1,189	—	117,083
Mortgage loans	—	—	44,309	44,309
Short-term investments	297,932	—	—	297,932
Total	$449,392	$1,030,798	$85,710	$1,565,900

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,166	$—	$—	$44,166
Corporate securities and miscellaneous	—	383,420	—	383,420
Municipal securities	—	92,778	—	92,778
Residential mortgage-backed securities	—	281,626	—	281,626
Commercial mortgage-backed securities	—	29,934	—	29,934
Other asset-backed securities	—	185,727	—	185,727
Total fixed maturity securities, available-for-sale	44,166	973,485	—	1,017,651
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	41,017	41,017
Total fixed maturity securities, held-to-maturity:	—	—	41,017	41,017
Equity securities:
Common stocks	67,425	—	—	67,425
Preferred stocks	—	7,358	—	7,358
Mutual funds	43,466	—	—	43,466
Total equity securities	110,891	7,358	—	118,249
Mortgage loans	—	—	50,070	50,070
Short-term investments	270,226	—	—	270,226
Total	$425,283	$980,843	$91,087	$1,497,213

The following tables set forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the three months ended March 31, 2024 and 2023:

($ in thousands)	Mortgage Loans
Balance at December 31, 2023	$50,070
Total gains for the period recognized in net investment gains (losses)	971
Issuances	187
Settlements	(6,919)
Balance at March 31, 2024	$44,309
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$952

($ in thousands)	Mortgage Loans
Balance at December 31, 2022	$52,842
Total losses for the period recognized in net investment gains (losses)	22
Issuances	892
Settlements	(11,421)
Balance at March 31, 2023	$42,335
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$(14)

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
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of March 31, 2024, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
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
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
Revolving credit facility	100,000	100,000	50,000	50,000
Notes payable	$100,000	$100,000	$50,000	$50,000
Subordinated debt
Junior subordinated interest debentures	$—	$—	$59,186	$59,794
Unsecured subordinated notes	18,916	21,168	19,504	21,378
Subordinated debt, net of debt issuance costs	$18,916	$21,168	$78,690	$81,172

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.
4.Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”), managed by Arena Investors, LP (“Arena”), which is affiliated with The Westaim Corporation (“Westaim”) who, directly and through Westaim HIIG GP Inc. (a general partnership controlled by Westaim), is the Company’s largest stockholder. As of March 31, 2024 and December 31, 2023, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate, mature in approximately 1 year to 3 years from loan origination and the principal amounts of the loans range between 64% to 90% property’s appraised value at the time the loans were made.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The carrying value of the Company’s mortgage loans as of March 31, 2024 and December 31, 2023 were as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Commercial	$15,322	$14,469
Retail	14,123	16,072
Hospitality	7,928	12,744
Industrial	6,936	6,785
	$44,309	$50,070

The following table sets forth the Company’s gross investment income for mortgage loans for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Commercial	$458	$494
Retail	490	595
Hospitality	471	161
Office	—	106
Multi-family	—	117
	$1,419	$1,473

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three months ended March 31, 2024 and 2023.
As of March 31, 2024 and December 31, 2023, approximately $6.9 million and $7.1 million of mortgage loans, respectively, were in the process of foreclosure. As of March 31, 2024, $6.9 million of mortgage loans were not producing income for the previous 12 months.
5.Equity Method Investments and Other
The Company’s ownership interests in most of its equity method investments range from approximately 3% to less than 5% where the Company has significant influence but not control.
The following table sets forth the carrying value of the Company’s equity method investments as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Arena Special Opportunities Fund, LP units	$40,643	$41,046
JVM Funds LLC units	19,293	20,061
Arena SOP LP units	2,752	2,463
RISCOM	3,807	4,121
Hudson Ventures Fund 2 LP units	4,742	4,669
Dowling Capital Partners LP units	858	1,708
Brewer Lane Ventures Fund II LP units	663	560
	$72,758	$74,628

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of net investment income (loss) from equity method investments for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Dowling Capital Partners LP units	$1,342	$267
RISCOM	286	81
Brewer Lane Ventures Fund II LP	(32)	—
Hudson Ventures Fund II LP units	(52)	(255)
JVM Funds LLC	(484)	(420)
Universa Black Swan LP units	—	(556)
Arena SOP LP units	289	(2,051)
Arena Special Opportunities Fund, LP units	(251)	(1,730)
	$1,098	$(4,664)

The following table sets forth the unfunded commitment of equity method investments as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Brewer Lane Ventures Fund II LP units	$4,227	$4,610
Hudson Ventures Fund 2 LP units	722	848
Dowling Capital Partners LP units	386	386
	$5,335	$5,844

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Investment in RISCOM:
Underlying equity	$2,367	$2,620
Difference	1,440	1,501
Recorded investment balance	$3,807	$4,121

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Investment in JVM Funds LLC:
Underlying equity	$18,574	$19,304
Difference	719	757
Recorded investment balance	$19,293	$20,061

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Investment in Indirect Loans and Loan Collateral
As of March 31, 2024 and December 31, 2023, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value of the SMA1 and SMA2 as of March 31, 2024 and December 31, 2023 were as follows:

($ in thousands)	March 31, 2024	December 31, 2023
SMA1	$24,883	$30,816
SMA2	6,321	5,209
Investment in indirect loans and loan collateral	$31,204	$36,025

6.Notes Payable & Subordinated Debt
Revolving Credit Facility
The Company entered into an agreement to obtain a new unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of participating banks during the first quarter of 2023. The Revolving Credit Facility provided the Company with up to a $150.0 million revolving credit facility, with an accordion that can increase the capacity by $50.0 million, and a letter of credit sub-facility of up to $30.0 million. As of December 31, 2023, the Company drew $50.0 million on the Revolving Credit Facility. During the three months ended March 31, 2024, the Company drew an additional $50.0 million on the Revolving Credit Facility and used the proceeds to pay off the principal on its existing Debentures (defined below).
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. The following table sets forth the outstanding draws on the Revolving Credit Facility as of March 31, 2024:

($ in thousands)			March 31, 2024
	Amount	Margin	Six-month SOFR	Net interest rate
March 15, 2024	$50,000	1.60%	5.25%	6.85%
March 29, 2023	$50,000	1.60%	5.23%	6.83%

The Company was subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of March 31, 2024, the Company was in compliance with all covenants.
Debentures
In August 2006, the Company received $58.0 million of proceeds from a debenture offering through a statutory trust, Delos Capital Trust (the “Trust”). The sole asset of the Trust consists of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debentures”) with a principal amount of $59.8 million issued by the Company and cash of $1.8 million from the issuance of Trust common shares purchased by the Company equal to 3% of the Trust capitalization. On March 15, 2024, the Company redeemed the Debentures and paid $1.4 million of accrued interest.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.Income Taxes
The following table sets forth the Company’s income tax expense and effective tax rates for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Income tax expense	$10,193	$4,166
Effective tax rate	21.7%	21.1%

The effective tax rate will differ from the statutory rate of 21 percent due to permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income, dividends-received deduction and non-deductible expenses.
8.Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the condensed consolidated balance sheets as of and for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Reserves for losses and LAE, beginning of period	$1,314,501	$1,141,757
Less: reinsurance recoverable on unpaid claims, beginning of period	(455,484)	(435,986)
Reserves for losses and LAE, beginning of period, net of reinsurance	859,017	705,771
Incurred, net of reinsurance, related to:
Current period	144,155	115,142
Prior years	—	—
Total incurred, net of reinsurance	144,155	115,142
Paid, net of reinsurance, related to:
Current period	11,805	8,744
Prior years	80,516	68,745
Total paid	92,321	77,489
Net reserves for losses and LAE, end of period	910,851	743,424
Plus: reinsurance recoverable on unpaid claims, end of period	466,095	429,752
Reserves for losses and LAE, end of period	$1,376,946	$1,173,176

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.Commission and Fee Income
Skyward Underwriters Agency, Inc. (“SUA”), a subsidiary of the Company, is a managing general insurance agent and reinsurance broker for property and casualty and accident and health risks in specialty niche markets. Commission and fee income is primarily generated from SUA for the placement of insurance policies on either a third-party insurance or reinsurance company.
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
SUA commission revenue	$990	$857
SUA fee income	846	456
Other	190	179
Total commission and fee income	$2,026	$1,492

The Company’s contract assets from commission and fee income as of March 31, 2024 and December 31, 2023 were $1.5 million and $1.0 million, respectively. Contract assets were $1.3 million as of both March 31, 2023 and December 31, 2022.
10.Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Amortization of policy acquisition costs	$31,977	$21,235
Other operating and general expenses	37,797	30,420
Total underwriting, acquisition and insurance expenses	$69,774	$51,655

11.Reinsurance
Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. The Company remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The following table sets forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024		2023
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$366,796	$327,172	$308,213	$262,658
Assumed premiums	91,824	62,186	52,285	39,131
Ceded premiums	(171,520)	(153,016)	(158,357)	(118,958)
Net premiums	$287,100	$236,342	$202,141	$182,831
Ceded losses and LAE incurred		$85,619		$64,794

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Ceded unpaid losses and LAE	$466,095	$455,484
Ceded paid losses and LAE	127,385	122,287
Loss portfolio transfer	20,858	20,858
Allowance for credit losses	(2,295)	(2,295)
Reinsurance recoverables	$612,043	$596,334
Ceded unearned premium	$204,625	$186,121

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At March 31, 2024, the market value of these accounts was approximately $171.2 million. The trust amount will be adjusted periodically, by mutual agreement, based on claim payments and loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at March 31, 2024 and December 31, 2023 was $27.5 million and $29.9 million, respectively, and was included in other assets on the condensed consolidated balance sheets.
12.Earnings Per Share
The following table sets forth the compilation of basic and diluted net earnings per share for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands, except for share and per share amounts)	2024	2023
Numerator
Net income	$36,784	$15,556
Less: Undistributed income allocated to participating securities	—	(1,274)
Net income attributable to common stockholders (numerator for basic earnings per share)	36,784	14,282
Add back: Undistributed income allocated to participating securities	—	1,274
Net income (numerator for diluted earnings per share under the two-class method)	$36,784	$15,556
Denominator
Basic weighted-average common shares	39,108,351	32,848,243
Dilutive effect of preferred shares	—	2,931,256
Dilutive effect of stock notes	711,752	708,746
Dilutive effect of stock units	935,890	444,612
Dilutive effect of options	329,143	19,216
Diluted weighted-average common share equivalents	41,085,136	36,952,073
Basic earnings per share	$0.94	$0.43
Diluted earnings per share	$0.90	$0.42

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
The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Stock units	70,671	443,951
Options	48	333,551

The following table presents common share equivalents of contingently issuable instruments that were excluded from basic earnings per share in the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Common shares	866,428	1,054,510

13.Related Party Transactions
Westaim
In July 2023, Westaim dissolved Westaim HIIG LP and obtained direct ownership of the Company’s common stock held by the partnership. Westaim subsequently transferred the direct ownership of the Company’s stock to the wholly owned general partnership, Westaim HIIG GP Inc. As of March 31, 2024 and December 31, 2023, Westaim, including shares beneficially owned through Westaim HIIG GP Inc., owned 17.5% of the Company’s common stock.
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premium and gross commission expense related to these agreements for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
($ in thousands)	2024	2023
Net earned premium	$25,894	$22,185
Commissions	6,887	6,853

Premiums receivable as of March 31, 2024 and December 31, 2023 were $15.6 million and $10.6 million, respectively.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the three months ended March 31, 2024 were $2.0 million, compared to $2.1 million for the three months ended March 31, 2023.
See Note 4 and 5 for investments involving affiliated companies and additional related party transactions.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “Skyward Specialty” as used below refers only to Skyward Specialty Insurance Group, Inc. and the terms “our Company,” “we,” “us,” and “our” as used below refer to Skyward Specialty Insurance Group and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31 for the time period then ended. We discuss certain key metrics which provide useful information about our business and the operational factors underlying our financial performance. Many of these metrics are generally standard among insurance companies and help to provide comparability with our peers. Select insurance, accounting, operating and financial terms for Skyward Specialty are defined in the sections entitled “Select Insurance and Financial Terms” and “Key Operating and Financial Metrics” included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Results of Operations
The following table summarizes our results for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Gross written premiums	$458,620	$360,498
Ceded written premiums	(171,520)	(158,357)
Net written premiums	$287,100	$202,141
Net earned premiums	$236,342	$182,831
Commission and fee income	2,026	1,492
Losses and LAE	143,914	114,900
Underwriting, acquisition and insurance expenses	69,774	51,655
Underwriting income(1)	$24,680	$17,768

Net investment income	$18,297	$4,646
Net investment gains	$8,303	$961
Income before income taxes	$46,977	$19,722
Net income	$36,784	$15,556
Adjusted operating income(1)	$30,974	$15,486

Loss and LAE ratio	60.9%	62.8%
Expense ratio	28.7%	27.4%
Combined ratio	89.6%	90.2%

Adjusted loss and LAE ratio(1)	61.0%	62.9%
Expense ratio	28.7%	27.4%
Adjusted combined ratio(1)	89.7%	90.3%

Annualized return on equity	21.7%	13.4%
Annualized return on tangible equity(1)	25.0%	16.6%
Annualized adjusted return on equity(1)	18.3%	13.3%
Annualized adjusted return on tangible equity(1)	21.1%	16.5%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2
Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income
The following table provides a reconciliation of adjusted operating income to net income for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024		2023
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$46,977	$36,784	$19,722	$15,556
Less (add):
Net impact of LPT	241	190	242	191
Net investment gains	8,303	6,559	961	759
Other expenses	(1,188)	(939)	(1,114)	(880)
Adjusted operating income	$39,621	$30,974	$19,633	$15,486

Underwriting Income
The following table provides a reconciliation of underwriting income to income before federal income tax for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Income before federal income tax expense	$46,977	$19,722
Add:
Interest expense	2,727	2,152
Amortization expense	388	387
Other expenses	1,188	1,114
Less:
Net investment income	18,297	4,646
Net investment gains	8,303	961
Underwriting income	$24,680	$17,768

Adjusted Loss Ratio / Adjusted Combined Ratio
The following table provides a reconciliation of the adjusted loss and LAE ratio and adjusted combined ratio to the loss and LAE ratio and combined ratio for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Net earned premiums	$236,342	$182,831

Losses and LAE	143,914	114,900
Pre-tax net impact of loss portfolio transfer	241	242
Adjusted losses and LAE	$144,155	$115,142

Loss ratio	60.9%	62.8%
Less: Net impact of LPT	(0.1)%	(0.1)%
Adjusted loss ratio	61.0%	62.9%

Combined ratio	89.6%	90.2%
Less: Net impact of LPT	(0.1)%	(0.1)%
Adjusted combined ratio	89.7%	90.3%

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended March 31, 2024 and 2023:

($ in thousands)	2024	2023
Stockholders' equity	$692,272	$507,146
Less: Goodwill and intangible assets	88,137	89,503
Tangible stockholders' equity	$604,135	$417,643

Annualized Adjusted Return on Equity
The following table provides a reconciliation of annualized adjusted return on equity to annualized return on equity for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Numerator: annualized adjusted operating income	$123,896	$61,943
Denominator: average stockholders’ equity	$676,652	$464,404
Annualized adjusted return on equity	18.3%	13.3%

Annualized Return on Tangible Equity
Annualized return on tangible equity for the three months ended March 31, 2024 and 2023 reconciles to annualized return on equity as follows:

	Three months ended March 31,
($ in thousands)	2024	2023
Numerator: annualized net income	$147,136	$62,224
Denominator: average tangible stockholders’ equity	$588,366	$374,718
Annualized return on tangible equity	25.0%	16.6%

Annualized Adjusted Return on Tangible Equity
Annualized adjusted return on tangible equity for the three months ended March 31, 2024 and 2023 reconciles to annualized return on equity as follows:

	Three months ended March 31,
($ in thousands)	2024	2023
Numerator: annualized adjusted operating income	$123,896	$61,943
Denominator: average tangible stockholders’ equity	$588,366	$374,718
Annualized adjusted return on tangible equity	21.1%	16.5%

Underwriting Results
Premiums
The following table presents gross written premiums by underwriting division for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023	Change	% Change
Global Property & Agriculture	$100,633	$74,340	$26,293	35.4%
Industry Solutions	78,259	67,633	10,626	15.7%
Captives	68,408	46,080	22,328	48.5%
Programs	52,178	48,699	3,479	7.1%
Professional Lines	42,239	33,172	9,067	27.3%
Transactional E&S	42,195	29,617	12,578	42.5%
Accident & Health	40,901	36,013	4,888	13.6%
Surety	33,842	24,701	9,141	37.0%
Total gross written premiums(1)	$458,655	$360,255	$98,400	27.3%
(1) Excludes exited business
The increase in gross written premiums for the first quarter of 2024, when compared to the same 2023 period, was primarily driven by double-digit premium growth primarily from our captives, transactional E&S, surety, global property

& agriculture and professional lines underwriting divisions. The double-digit premium growth was due to new business and increased rates.
Net written premiums for the first quarter of March 31, 2024 were $287.1 million, an increase of $85.0 million or 42.0%, when compared to the same 2023 period.
Net earned premiums for the three months ended March 31, 2024 were $236.3 million, an increase of $53.5 million, or 29.3%, when compared to the same 2023 period. The increases in net earned premiums were primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in this Item 2.
Losses and LAE
The following table sets forth the components of the loss and LAE ratios and adjusted loss and LAE ratios for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024		2023
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$143,155	60.6%	$111,902	61.1%
Cat loss and LAE(1)	1,000	0.4%	3,240	1.8%
Prior accident year development - LPT	(241)	(0.1)%	(242)	(0.1)%
Total losses and LAE	$143,914	60.9%	$114,900	62.8%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$143,155	60.6%	$111,902	61.1%
Cat loss and LAE(1)	1,000	0.4%	3,240	1.8%
Total adjusted losses and LAE(2)	$144,155	61.0%	$115,142	62.9%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 2
The loss ratio for the first quarter of 2024 improved 1.9 points when compared to the same 2023 period. The first quarter of 2024 was minimally impacted by catastrophe losses, while the first quarter of 2023 was impacted by wind and hail events, including tornadoes, which added 1.8 points to the 2023 loss ratio. The non-cat loss and LAE ratio improved 0.5 points when compared to the same 2023 period, primarily driven by the shift in the mix of business.
Expense Ratio
The following table sets forth the components of the expense ratios for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024		2023
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$31,977	13.6%	$21,235	11.6%
Other operating and general expenses	37,797	16.0%	30,420	16.6%
Underwriting, acquisition and insurance expenses	69,774	29.6%	51,655	28.2%
Less: commission and fee income	(2,026)	(0.9%)	(1,492)	(0.8%)
Total net expenses	$67,748	28.7%	$50,163	27.4%

The expense ratio for the first quarter of 2024 increased 1.3 points when compared to the same 2023 period, primarily driven by the business mix shift.

The expense ratios for the first quarter of 2024 and 2023, respectively, exclude the impact of IPO related stock compensation and secondary offering expenses, which are reported in other expenses in our condensed consolidated statements of operations and comprehensive income.
Investment Results
Beginning January 1, 2024 we simplified the investment portfolio classifications to align with our strategy and the underlying risk characteristics of the portfolio. The prior period has been reclassified to conform to the current period presentation.
The following table sets forth the components of net investment income and net investment gains (losses) for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
$ in thousands	2024	2023
Short-term investments & cash and cash equivalents	$5,088	$1,776
Fixed income	12,478	7,461
Equities	627	(2)
Alternative and strategic investments	104	(4,589)
Net investment income	$18,297	$4,646
Net unrealized gains on securities still held	$8,991	$3,767
Net realized losses	(688)	(2,806)
Net investment gains	$8,303	$961

Net investment income for the first quarter of 2024 increased $13.7 million when compared to the same 2023 period.
The increase in income from our fixed income portfolio for the first quarter of 2024, when compared to the same 2023 period, was due to (i) a larger asset base as we continued to increase our allocation to this part of our investment portfolio and (ii) a higher book yield of 4.7% at March 31, 2024 compared to 4.0% at March 31, 2023. The increase in income from short-term investments & cash and cash equivalents for the first quarter of 2024, when compared to the same 2023 period, was due to higher investment yields and a larger asset base. The fair value of our alternative and strategic investments portfolio for the first quarter of 2024 increased when compared to the same 2023 period, which was impacted by a decline in the fair value of limited partnership investments.
When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at March 31, 2024 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 2, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at March 31, 2024 and December 31, 2023:

	2024		2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Cash and cash equivalents	$85,059	4.8%	$65,891	3.9%
Short-term investments	$297,932	16.9%	$270,259	16.1%
Fixed income	1,109,484	63.1%	1,067,721	63.6%
Equities	117,083	6.7%	118,249	7.0%
Alternative and strategic investments	148,707	8.5%	157,458	9.4%
Total portfolio	$1,758,265	100.0%	$1,679,578	100.0%

Fixed income
Our fixed income portfolio primarily consists of investment grade fixed income securities, which are predominantly highly-rated and liquid bonds, and commercial mortgage loans.
The following table sets forth the components of our fixed income securities at March 31, 2024 and December 31, 2023:

	2024		2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
U.S. government securities	$35,566	3.2%	$44,166	4.1%
Corporate securities and miscellaneous	415,756	37.5%	383,420	35.9%
Municipal securities	95,817	8.6%	92,778	8.7%
Residential mortgage-backed securities	283,014	25.5%	281,626	26.4%
Commercial mortgage-backed securities	30,526	2.8%	29,934	2.8%
Other asset-backed securities	204,496	18.4%	185,727	17.4%
Total fixed income portfolio, available-for-sale	1,065,175	96.0%	1,017,651	95.3%
Commercial mortgage loans	$44,309	4.0%	$50,070	4.7%
Total fixed income portfolio	$1,109,484	100.0%	$1,067,721	100.0%

The weighted average credit rating of our available-for-sale fixed income portfolio was “AA-” by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) at March 31, 2024 and December 31, 2023. The following table sets forth the credit quality of our available-for-sale fixed income portfolio at March 31, 2024 and December 31, 2023, as rated by Standard & Poor’s or equivalent designation:

	2024		2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$478,029	44.9%	$493,252	48.6%
AA	118,290	11.1%	105,906	10.4%
A	272,004	25.5%	233,487	22.9%
BBB	173,597	16.3%	154,096	15.1%
BB and Lower	23,255	2.2%	30,910	3.0%
Total fixed income portfolio, available-for-sale	$1,065,175	100.0%	$1,017,651	100.0%

Our commercial mortgage loans are primarily senior loans on real estate across the U.S.
The average duration of our fixed income portfolio was approximately 4.18 years and 4.24 years, respectively, as of March 31, 2024 and December 31, 2023.
Equities
The equities portfolio primarily consists of domestic preferred stocks, common equities, exchange traded funds, limited partnerships, limited liability corporations and other types of equity interests, 100.0% of which are publicly traded.
Alternative and strategic investments
Alternative investments consists of promissory notes, limited partnerships, joint ventures and equity interests. The underlying investments are primarily floating rate senior secured loans, comprised of short duration, collateralized, asset-oriented credit investments. The limited partnerships and joint ventures are subject to future increases or decreases in asset value as asset values are monetized and the income is distributed. At March 31, 2024 and December 31, 2023, 78.9% and 77.8%, respectively, of the alternative investments were managed by Arena Investors, LPA which is affiliated with Westaim, our largest stockholder. Strategic investments consists of equity interests in private entities within the insurance industry.

Other Items
Income Taxes
Income tax expense for the three months ended March 31, 2024 was $10.2 million compared to $4.2 million for the same 2023 period. Our effective tax rate for the three months ended March 31, 2024 was 21.7%, compared to 21.1% for the same 2023 period. For additional information, see Note 7 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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
Our cash flows for the three months ended March 31, 2024 and 2023 were:

($ in thousands)	2024	2023
Cash and cash equivalents provided by (used in):
Operating activities	$94,265	$107,207
Investing activities	(69,866)	(193,426)
Financing activities	(9,466)	66,455
Change in cash and cash equivalents and restricted cash	$14,933	$(19,764)

The increase in cash provided by operating activities in 2024 and 2023 was primarily due to positive cash flow from our insurance operations. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
Net cash used in investing activities in 2024 and 2023 was primarily driven by purchases of fixed maturity securities and short-term investments.
Net cash used in financing activities in 2024 was driven by net payments on debt.
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
On March 14, 2024, we drew $50.0 million on the Revolving Credit Facility and used the proceeds and existing cash to fund the redemption of the Debentures (see “Debentures” below for additional information regarding the redemption). As of March 31, 2024, we had $100.0 million outstanding under the Revolving Credit Facility with another $50.0 million of undrawn capacity.

Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the SOFR plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. The following table sets forth the outstanding draws on the Revolving Credit Facility as of March 31, 2024:

($ in thousands)			March 31, 2024
	Amount	Margin	Six-month SOFR	Net interest rate
March 15, 2024	$50,000	1.60%	5.25%	6.85%
March 29, 2023	$50,000	1.60%	5.23%	6.83%

We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of March 31, 2024, we are in compliance with all covenants.
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
At March 31, 2024 the ratio of total debt outstanding, including the Revolving Credit Facility, the Trust Preferred and the Notes, to total capitalization (defined as total debt plus stockholders’ equity) was 14.7% and at December 31, 2023, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization was 16.3%.
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
For the three months ended March 31, 2024 our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 62.6%, compared to 56.1% for the same 2023 period.

The following is a summary of our reinsurance programs as of March 31, 2024:

Line of Business	Maximum Company Retention
Accident & Health	$0.90 million per occurrence
Commercial Auto(1)	$1.00 million per occurrence
Cyber	$2.69 million per occurrence
Excess Casualty(1)(2)	$1.25 million per occurrence
General Liability(1)	$1.50 million per occurrence
Professional Lines(2)	$5.21 million per occurrence
Property(3)	$2.80 million per occurrence
Representation and Warranty	$3.25 million per occurrence
Surety(2)	$3.00 million per occurrence
Workers’ Compensation(2)	$2.33 million per occurrence

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
Credit and Financial Strength Ratings
On August 25, 2023, A.M. Best affirmed Skyward Specialty’s financial strength rating of A- (Excellent) and revised the outlook to positive from stable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Skyward Specialty Insurance Group, Inc.
Date: May 3, 2024	By:	/s/ Andrew Robinson
Andrew Robinson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2024	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)