Form 10-Q
period 2024-06-30
Skyward Specialty Insurance Group, Inc.
filed 2024-08-08
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of August 2, 2024, the registrant had 40,096,132 shares of common stock outstanding.

Form 10-Q	Item and Description	Page
Part I
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six-Month Periods Ended June 30, 2024 and 2023 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six-Month Periods Ended June 30, 2024 and 2023 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2024 and 2023 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
Part II
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signatures		38

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $1,239,724 and $1,047,713, respectively)	$1,200,273	$1,017,651
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $225 and $329, respectively)	39,962	42,986
Equity securities, at fair value	112,823	118,249
Mortgage loans, at fair value	43,670	50,070
Equity method investments	101,903	110,653
Other long-term investments	2,665	3,852
Short-term investments, at fair value	215,041	270,226
Total investments	1,716,337	1,613,687
Cash and cash equivalents	72,989	65,891
Restricted cash	35,278	34,445
Premiums receivable, net	377,333	179,235
Reinsurance recoverables, net	667,837	596,334
Ceded unearned premium	255,138	186,121
Deferred policy acquisition costs	116,499	91,955
Deferred income taxes	25,107	21,991
Goodwill and intangible assets, net	87,868	88,435
Other assets	81,108	75,341
Total assets	$3,435,494	$2,953,435
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$1,470,106	$1,314,501
Unearned premiums	711,854	552,532
Deferred ceding commission	47,948	37,057
Reinsurance and premium payables	207,638	150,156
Funds held for others	95,596	58,588
Accounts payable and accrued liabilities	59,796	50,880
Notes payable	100,000	50,000
Subordinated debt, net of debt issuance costs	18,936	78,690
Total liabilities	2,711,874	2,292,404
Stockholders’ equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 40,096,132 and 39,863,756 shares issued and outstanding, respectively	401	399
Additional paid-in capital	713,542	710,855
Stock notes receivable	(5,233)	(5,562)
Accumulated other comprehensive loss	(31,136)	(22,953)
Retained earnings (accumulated deficit)	46,046	(21,708)
Total stockholders’ equity	723,620	661,031
Total liabilities and stockholders’ equity	$3,435,494	$2,953,435

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenues:
Net earned premiums	$257,583	$194,347	$493,925	$377,178
Commission and fee income	2,053	2,240	4,079	3,732
Net investment income	22,138	8,583	40,435	13,229
Net investment (losses) gains	(1,825)	5,351	6,478	6,312
Other loss	(7)	—	(7)	—
Total revenues	279,942	210,521	544,910	400,451
Expenses:
Losses and loss adjustment expenses	159,054	124,405	302,968	239,305
Underwriting, acquisition and insurance expenses	76,679	56,683	146,453	108,338
Interest expense	2,449	2,466	5,176	4,618
Amortization expense	360	486	748	873
Other expenses	1,045	1,465	2,233	2,579
Total expenses	239,587	185,505	457,578	355,713
Income before income taxes	40,355	25,016	87,332	44,738
Income tax expense	9,385	5,564	19,578	9,730
Net income	30,970	19,452	67,754	35,008
Net income attributable to common stockholders	$30,970	$19,452	$67,754	$33,606
Comprehensive income
Net income	$30,970	$19,452	$67,754	$35,008
Other comprehensive income:
Unrealized gains and losses on investments:
Net change in unrealized (losses) gains on investments, net of tax	(1,451)	(4,375)	(6,869)	3,413
Reclassification adjustment for losses on securities no longer held, net of tax	(406)	(1,165)	(1,314)	(1,212)
Total other comprehensive (loss) income	(1,857)	(5,540)	(8,183)	2,201
Comprehensive income	$29,113	$13,912	$59,571	$37,209
Per share data:
Basic earnings per share	$0.79	$0.53	$1.73	$0.97
Diluted earnings per share	$0.75	$0.51	$1.65	$0.93
Weighted-average common shares outstanding
Basic	39,177,457	36,603,779	39,142,825	34,746,874
Diluted	41,168,082	38,143,585	41,110,384	37,503,914

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three months ended June 30,
($ in thousands, except share amounts)	2024	2023
Common shares:
Balance at beginning of period	39,995,027	37,658,111
Issuance of shares	101,105	15,952
Balance at June 30	40,096,132	37,674,063
Common stock:
Balance at beginning of period	$400	$377
Issuance of common stock	1	—
Balance at June 30	$401	$377
Additional paid-in capital:
Balance at beginning of period	$711,309	$641,368
Issuance of common stock	2,233	1,620
Balance at June 30	$713,542	$642,988
Stock notes receivable:
Balance at beginning of period	$(5,234)	$(6,718)
Employee equity transactions	1	—
Balance at June 30	$(5,233)	$(6,718)
Accumulated other comprehensive loss:
Balance at beginning of period	$(29,279)	$(35,744)
Other comprehensive loss, net of tax	(1,857)	(5,540)
Balance at June 30	$(31,136)	$(41,284)
Retained earnings (accumulated deficit):
Balance at beginning of period	$15,076	$(92,137)
Net income	30,970	19,452
Balance at June 30	$46,046	$(72,685)
Total stockholders’ equity	$723,620	$522,678

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six months ended June 30,
($ in thousands, except share amounts)	2024	2023
Preferred shares:
Balance at beginning of year	—	1,969,660
Preferred stock conversion to common shares	—	(1,969,660)
Balance at June 30	—	—
Common shares:
Balance at beginning of year	39,863,756	16,599,666
Issuance of shares	232,376	4,769,284
Preferred stock conversion to common shares	—	16,305,113
Balance at June 30	40,096,132	37,674,063
Preferred stock:
Balance at beginning of year	$—	$20
Preferred stock conversion to common shares	—	(20)
Balance at June 30	$—	$—
Common stock:
Balance at beginning of year	$399	$168
Issuance of common stock	2	—
Preferred stock conversion to common shares	—	161
Proceeds from equity offerings, net	—	48
Balance at June 30	$401	$377
Treasury stock:
Balance at beginning of year	$—	$(2)
Preferred stock conversion to common shares	—	2
Balance at June 30	$—	$—
Additional paid-in capital:
Balance at beginning of year	$710,855	$577,289
Issuance of common stock	2,687	3,875
Preferred stock conversion to common shares	—	(143)
Proceeds from equity offerings, net	—	61,967
Balance at June 30	$713,542	$642,988
Stock notes receivable:
Balance at beginning of year	$(5,562)	$(6,911)
Employee equity transactions	329	193
Balance at June 30	$(5,233)	$(6,718)
Accumulated other comprehensive loss:
Balance at beginning of year	$(22,953)	$(43,485)
Other comprehensive (loss) income, net of tax	(8,183)	2,201
Balance at June 30	$(31,136)	$(41,284)
Retained earnings (accumulated deficit):
Balance at beginning of year	$(21,708)	$(105,417)
Cumulative effect on adoption of ASU No. 2016-13	—	(2,276)
Net income	67,754	35,008
Balance at June 30	$46,046	$(72,685)
Total stockholders’ equity	$723,620	$522,678

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
($ in thousands)	2024	2023
Cash flows from operating activities
Net income	$67,754	$35,008
Adjustments to reconcile net income to net cash provided by operating activities	47,466	73,469
Net cash provided by operating activities	115,220	108,477
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(266,800)	(192,749)
Purchase of illiquid investments	—	(885)
Purchase of equity securities	(6,293)	(19,192)
Purchase of equity method investments	(1,100)	—
Purchase of intangible assets	—	(50)
Investment in direct and indirect loans	14,224	14,032
Purchase of property and equipment	(2,769)	(1,198)
Sales and maturities of investment securities	96,419	60,075
Distributions from equity method investments	—	1,079
Proceeds from equity method and other long-term investments	7,951	—
Change in short-term investments	55,185	(69,512)
Change in receivable/payable for securities	34	2,767
Cash provided by deposit accounting	5,325	7,549
Net cash used in investment activities	(97,824)	(198,084)
Cash flows from financing activities:
Employee share purchases	—	193
Repayment of stock notes receivable	329	—
Draw on revolving line of credit	50,000	50,000
Repayment of term loan	—	(50,000)
Repayment of trust preferred	(59,794)	—
Proceeds from initial public offering	—	66,262
Net cash (used in) provided by financing activities	(9,465)	66,455
Net increase (decrease) in cash and cash equivalents and restricted cash	7,931	(23,152)
Cash and cash equivalents and restricted cash at beginning of period(1)	100,336	125,011
Cash and cash equivalents and restricted cash at end of period(1)	$108,267	$101,859
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,835	$5,194
Cash paid for federal income taxes	$13,980	$4,200
(1)The sum of cash and cash equivalents and restricted cash from the consolidated balance sheets

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
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
2.     Investments
The following tables set forth the amortized cost and the fair value by investment category at June 30, 2024 and December 31, 2023:

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$36,055	$16	$(503)	$—	$35,568
Corporate securities and miscellaneous	449,632	3,157	(16,407)	—	436,382
Municipal securities	101,289	266	(7,281)	—	94,274
Residential mortgage-backed securities	363,584	2,069	(18,351)	—	347,302
Commercial mortgage-backed securities	47,903	338	(1,934)	—	46,307
Other asset-backed securities	241,261	1,479	(2,300)	—	240,440
Total fixed maturity securities, available-for-sale	$1,239,724	$7,325	$(46,776)	$—	$1,200,273
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$40,187	$20	$(1,342)	$(225)	$38,640
Total fixed maturity securities, held-to-maturity	$40,187	$20	$(1,342)	$(225)	$38,640

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
December 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,685	$202	$(721)	$—	$44,166
Corporate securities and miscellaneous	392,773	6,408	(15,761)	—	383,420
Municipal securities	98,266	655	(6,143)	—	92,778
Residential mortgage-backed securities	292,568	3,556	(14,498)	—	281,626
Commercial mortgage-backed securities	31,411	449	(1,926)	—	29,934
Other asset-backed securities	188,010	1,221	(3,504)	—	185,727
Total fixed maturity securities, available-for-sale	$1,047,713	$12,491	$(42,553)	$—	$1,017,651
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$43,315	$—	$(1,969)	$(329)	$41,017
Total fixed maturity securities, held-to-maturity	$43,315	$—	$(1,969)	$(329)	$41,017

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at June 30, 2024:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$39,839	$39,420
Due after one year through five years	311,737	301,370
Due after five years through ten years	191,013	185,279
Due after ten years	44,387	40,155
Mortgage-backed securities	411,487	393,609
Other asset-backed securities	241,261	240,440
Total	$1,239,724	$1,200,273

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at June 30, 2024 consisted entirely of asset backed securities that were not due at a single maturity date.
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023:

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$15,880	$(81)	$16,039	$(422)	$31,919	$(503)
Corporate securities and miscellaneous	110,151	(1,654)	179,426	(14,753)	289,577	(16,407)
Municipal securities	24,319	(464)	52,868	(6,817)	77,187	(7,281)
Residential mortgage-backed securities	111,065	(1,278)	124,446	(17,073)	235,511	(18,351)
Commercial mortgage-backed securities	19,350	(126)	15,297	(1,808)	34,647	(1,934)
Other asset-backed securities	51,137	(252)	55,351	(2,048)	106,488	(2,300)
Total fixed maturity securities, available-for-sale	331,902	(3,855)	443,427	(42,921)	775,329	(46,776)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	36,594	(1,342)	36,594	(1,342)
Total fixed maturity securities, held-to-maturity:	—	—	36,594	(1,342)	36,594	(1,342)
Total	$331,902	$(3,855)	$480,021	$(44,263)	$811,923	$(48,118)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$7,342	$(25)	$25,604	$(696)	$32,946	$(721)
Corporate securities and miscellaneous	26,742	(570)	174,947	(15,191)	201,689	(15,761)
Municipal securities	16,815	(290)	47,269	(5,853)	64,084	(6,143)
Residential mortgage-backed securities	37,634	(602)	103,495	(13,896)	141,129	(14,498)
Commercial mortgage-backed securities	4,942	(74)	15,290	(1,852)	20,232	(1,926)
Other asset-backed securities	27,887	(106)	75,253	(3,398)	103,140	(3,504)
Total fixed maturity securities, available-for-sale	121,362	(1,667)	441,858	(40,886)	563,220	(42,553)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	41,017	(1,969)	41,017	(1,969)
Total fixed maturity securities, held-to-maturity:	—	—	41,017	(1,969)	41,017	(1,969)
Total	$121,362	$(1,667)	$482,875	$(42,855)	$604,237	$(44,522)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
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
As of June 30, 2024, the Company had 796 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company determined that no credit impairment existed in the gross unrealized holding losses because the credit ratings of these securities were consistent with the credit ratings when purchased and/or at origination, there were no adverse changes in financial condition of the issuer and no adverse credit quality events in underlying assets. The Company attributed the unrealized losses to the changes in interest rates.
The following table sets forth the components of net investment (losses) gains for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Gross realized gains
Fixed maturity securities, available-for sale	$331	$211	$830	$704
Equity securities	493	814	1,574	2,041
Other	—	—	18	1
Total	824	1,025	2,422	2,746
Gross realized losses
Fixed maturity securities, available-for sale	(466)	(218)	(860)	(456)
Equity securities	(417)	(472)	(2,291)	(4,761)
Other	(6)	(1)	(24)	(1)
Total	(889)	(691)	(3,175)	(5,218)
Net unrealized (losses) gains on investments
Equity securities	(730)	5,038	7,290	8,783
Mortgage loans	(1,030)	(21)	(59)	1
Net investment (losses) gains	$(1,825)	$5,351	$6,478	$6,312

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
($ in thousands)	2024	2023
Fixed maturity securities, available-for sale	$17,917	$19,363
Equity securities	17,760	17,583

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following table sets forth the components of net investment income for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Income:
Fixed maturity securities, available-for sale	$13,407	$7,583	$25,638	$14,259
Fixed maturity securities, held-to-maturity	1,230	1,251	2,356	2,254
Equity securities	751	1,044	1,378	1,770
Equity method investments	2,642	(2,104)	3,740	(6,768)
Mortgage loans	1,588	1,275	3,007	2,748
Indirect loans	221	(1,929)	(1,473)	(3,248)
Short-term investments and cash	3,421	3,186	7,661	4,975
Other	655	29	1,524	9
Total investment income	23,915	10,335	43,831	15,999
Investment expenses	(1,777)	(1,752)	(3,396)	(2,770)
Net investment income	$22,138	$8,583	$40,435	$13,229

The following table sets forth the change in net unrealized (losses) gains on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Fixed maturity securities	$(2,370)	$(7,013)	$(10,359)	$2,773
Deferred income taxes	513	1,473	2,176	(572)
Total	$(1,857)	$(5,540)	$(8,183)	$2,201

3.    Fair Value Measurements
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
3.    Fair Value Measurements (continued)
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
3.    Fair Value Measurements (continued)
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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
High	9.75%	9.50%
Low	3.60%	3.25%
Weighted average	7.49%	7.05%

The following tables set forth the Company’s investments within the fair value hierarchy at June 30, 2024 and December 31, 2023:

June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$35,568	$—	$—	$35,568
Corporate securities and miscellaneous	—	436,382	—	436,382
Municipal securities	—	94,274	—	94,274
Residential mortgage-backed securities	—	347,302	—	347,302
Commercial mortgage-backed securities	—	46,307	—	46,307
Other asset-backed securities	—	240,440	—	240,440
Total fixed maturity securities, available-for-sale	35,568	1,164,705	—	1,200,273
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	38,640	38,640
Total fixed maturity securities, held-to-maturity	—	—	38,640	38,640
Equity securities:
Common stocks	69,439	—	—	69,439
Preferred stocks	—	3,177	—	3,177
Mutual funds	40,207	—	—	40,207
Total equity securities	109,646	3,177	—	112,823
Mortgage loans	—	—	43,670	43,670
Short-term investments	215,041	—	—	215,041
Total	$360,255	$1,167,882	$82,310	$1,610,447

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
The following tables set forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the six months ended June 30, 2024 and 2023:

($ in thousands)	Mortgage Loans
Balance at December 31, 2023	$50,070
Total gains for the period recognized in net investment (losses) gains	971
Issuances	187
Settlements	(6,919)
Balance at March 31, 2024	$44,309
Total gains for the period recognized in net investment (losses) gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$952
Total gains for the period recognized in net investment (losses) gains	(1,030)
Issuances	449
Settlements	(58)
Balance at June 30, 2024	$43,670
Total losses for the period recognized in net investment (losses) gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$(1,031)

($ in thousands)	Mortgage Loans
Balance at December 31, 2022	$52,842
Total gains for the period recognized in net investment (losses) gains	22
Issuances	892
Settlements	(11,421)
Balance at March 31, 2023	$42,335
Total losses for the period recognized in net investment (losses) gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$(14)
Total losses for the period recognized in net investment (losses) gains	(21)
Issuances	30
Settlements	(9,582)
Balance at June 30, 2023	$32,762
Total gains for the period recognized in net investment (losses) gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$3

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
3.    Fair Value Measurements (continued)
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of June 30, 2024, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
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
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
Revolving credit facility	$100,000	$100,000	$50,000	$50,000
Notes payable	$100,000	$100,000	$50,000	$50,000
Subordinated debt
Junior subordinated interest debentures	$—	$—	$59,186	$59,794
Unsecured subordinated notes	18,936	20,731	19,504	21,378
Subordinated debt, net of debt issuance costs	$18,936	$20,731	$78,690	$81,172

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.
4.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”). As of June 30, 2024 and December 31, 2023, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate, mature in approximately 2 to 3 years from loan origination and the principal amounts of the loans range between 64% to 90% property’s appraised value at the time the loans were made.
The carrying value of the Company’s mortgage loans as of June 30, 2024 and December 31, 2023 were as follows:

($ in thousands)	June 30, 2024	December 31, 2023
Commercial	$15,244	$14,469
Retail	14,127	16,072
Hospitality	7,916	12,744
Industrial	6,383	6,785
	$43,670	$50,070

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.    Mortgage Loans (continued)
The following table sets forth the Company’s gross investment income for mortgage loans for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Commercial	$851	$555	$1,309	$1,049
Retail	470	416	960	1,011
Hospitality	269	132	739	293
Office	—	97	—	203
Multi-family	—	75	—	192
	$1,590	$1,275	$3,008	$2,748

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024 and December 31, 2023, approximately $6.4 million and $7.1 million of mortgage loans, respectively, were in the process of foreclosure. As of June 30, 2024, $6.4 million of mortgage loans were not producing income for the previous 12 months.
5.    Equity Method Investments and Other
The following table sets forth the carrying value and ownership percentage of the Company’s equity method investments as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024		December 31, 2023
	Carrying Value	Ownership %	Carrying Value	Ownership %
Arena Special Opportunities Fund, LP units	$39,421	16.0%	$41,046	16.2%
JVM Funds LLC units	18,425	10.1%	20,061	10.1%
Arena SOP LP units	3,142	12.1%	2,463	12.3%
RISCOM	4,196	20.0%	4,121	20.0%
Hudson Ventures Fund 2 LP units	5,003	2.5%	4,669	2.5%
Dowling Capital Partners LP units	684	5.0%	1,708	6.2%
Brewer Lane Ventures Fund II LP units	639	2.4%	560	2.5%
	$71,510		$74,628

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Equity Method Investments and Other (continued)
The following table sets forth the components of net investment income (loss) from equity method investments for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Dowling Capital Partners LP units	$40	$338	$1,382	$605
RISCOM	389	224	675	305
Brewer Lane Ventures Fund II LP	(24)	(29)	(56)	(29)
Hudson Ventures Fund II LP units	210	(158)	158	(413)
JVM Funds LLC	(535)	(221)	(1,019)	(641)
Universa Black Swan LP units	—	(348)	—	(904)
Arena SOP LP units	390	(727)	679	(2,778)
Arena Special Opportunities Fund, LP units	2,172	(1,183)	1,921	(2,913)
	$2,642	$(2,104)	$3,740	$(6,768)

The following table sets forth the unfunded commitment of equity method investments as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Brewer Lane Ventures Fund II LP units	$4,227	$4,610
Hudson Ventures Fund 2 LP units	722	848
Dowling Capital Partners LP units	678	386
	$5,627	$5,844

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Investment in RISCOM:
Underlying equity	$2,816	$2,620
Difference	1,380	1,501
Recorded investment balance	$4,196	$4,121

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Investment in JVM Funds LLC:
Underlying equity	$17,744	$19,304
Difference	681	757
Recorded investment balance	$18,425	$20,061

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Equity Method Investments and Other (continued)
Investment in Indirect Loans and Loan Collateral
As of June 30, 2024 and December 31, 2023, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value of the SMA1 and SMA2 as of June 30, 2024 and December 31, 2023 were as follows:

($ in thousands)	June 30, 2024	December 31, 2023
SMA1	$23,311	$30,816
SMA2	7,082	5,209
Investment in indirect loans and loan collateral	$30,393	$36,025

6.    Notes Payable & Subordinated Debt
Revolving Credit Facility
The Company entered into an agreement to obtain a new unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of participating banks during the first quarter of 2023. The Revolving Credit Facility provided the Company with up to a $150.0 million revolving credit facility, with an accordion that can increase the capacity by $50.0 million, and a letter of credit sub-facility of up to $30.0 million. As of December 31, 2023, the Company drew $50.0 million on the Revolving Credit Facility. During the six months ended June 30, 2024, the Company drew an additional $50.0 million on the Revolving Credit Facility and used the proceeds to pay off the principal on its existing Debentures (defined below).
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. The following table sets forth the outstanding draws on the Revolving Credit Facility as of June 30, 2024:

($ in thousands)			June 30, 2024
	Amount	Margin	Six-month SOFR	Net interest rate
March 15, 2024	$50,000	1.60%	5.25%	6.85%
March 29, 2023	$50,000	1.60%	5.23%	6.83%

The Company was subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of June 30, 2024, the Company was in compliance with all covenants.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    Income Taxes
The following table sets forth the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Income tax expense	$9,385	$5,564	$19,578	$9,730
Effective tax rate	23.3%	22.2%	22.4%	21.7%

The effective tax rate will differ from the statutory rate of 21 percent due to permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income, dividends-received deduction and non-deductible expenses.
The Company paid federal income taxes of $14.0 million during the three and six months ended June 30, 2024 and $4.2 million during the three and six months ended June 30, 2023.
8.    Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the condensed consolidated balance sheets as of and for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
($ in thousands)	2024	2023
Reserves for losses and LAE, beginning of period	$1,314,501	$1,141,757
Less: reinsurance recoverable on unpaid claims, beginning of period	(455,484)	(435,986)
Reserves for losses and LAE, beginning of period, net of reinsurance	859,017	705,771
Incurred, net of reinsurance, related to:
Current period	303,450	240,010
Prior years	—	—
Total incurred, net of reinsurance	303,450	240,010
Paid, net of reinsurance, related to:
Current period	39,202	29,124
Prior years	158,857	133,757
Total paid	198,059	162,881
Net reserves for losses and LAE, end of period	964,408	782,900
Plus: reinsurance recoverable on unpaid claims, end of period	505,698	441,227
Reserves for losses and LAE, end of period	$1,470,106	$1,224,127

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.    Commission and Fee Income
Skyward Underwriters Agency, Inc. (“SUA”), a subsidiary of the Company, is a managing general insurance agent and reinsurance broker for property and casualty and accident and health risks in specialty niche markets. Commission and fee income is primarily generated from SUA for the placement of insurance policies on either a third-party insurance or reinsurance company.
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
SUA commission revenue	$699	$1,385	$1,689	$2,242
SUA fee income	564	805	1,410	1,261
Other	790	50	980	229
Total commission and fee income	$2,053	$2,240	$4,079	$3,732

The Company’s contract assets from commission and fee income as of June 30, 2024 and December 31, 2023 were $1.7 million and $1.0 million, respectively.
10.    Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Amortization of policy acquisition costs	$35,931	$23,136	$67,908	$44,371
Other operating and general expenses	40,748	33,547	78,545	63,967
Total underwriting, acquisition and insurance expenses	$76,679	$56,683	$146,453	$108,338

11.    Reinsurance
Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. The Company remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The following tables set forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024		2023
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$404,443	$335,398	$332,062	$283,762
Assumed premiums	91,800	70,786	89,932	48,213
Ceded premiums	(199,114)	(148,601)	(208,257)	(137,628)
Net premiums	$297,129	$257,583	$213,737	$194,347
Ceded losses and LAE incurred		$106,954		$99,981

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.     Reinsurance (continued)

	Six months ended June 30,
	2024		2023
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$771,239	$662,570	$640,275	$546,419
Assumed premiums	183,624	132,972	142,217	87,345
Ceded premiums	(370,634)	(301,617)	(366,614)	(256,586)
Net premiums	$584,229	$493,925	$415,878	$377,178
Ceded losses and LAE incurred		$192,573		$164,775

The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Ceded unpaid losses and LAE	$505,698	$455,484
Ceded paid losses and LAE	143,576	122,287
Loss portfolio transfer	20,858	20,858
Allowance for credit losses	(2,295)	(2,295)
Reinsurance recoverables	$667,837	$596,334
Ceded unearned premium	$255,138	$186,121

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At June 30, 2024, the market value of these accounts was approximately $196.9 million. The trust amount will be adjusted periodically, by mutual agreement, based on claim payments and loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at June 30, 2024 and December 31, 2023 was $24.6 million and $29.9 million, respectively, and was included in other assets on the condensed consolidated balance sheets.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Earnings Per Share
The following table sets forth the compilation of basic and diluted net earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except for share and per share amounts)	2024	2023	2024	2023
Numerator
Net income	$30,970	$19,452	$67,754	$35,008
Less: Undistributed income allocated to participating securities	—	—	—	(1,402)
Net income attributable to common stockholders (numerator for basic earnings per share)	30,970	19,452	67,754	33,606
Add back: Undistributed income allocated to participating securities	—	—	—	1,402
Net income (numerator for diluted earnings per share under the two-class method)	$30,970	$19,452	$67,754	$35,008
Denominator
Basic weighted-average common shares	39,177,457	36,603,779	39,142,825	34,746,874
Dilutive effect of preferred shares	—	—	—	1,449,343
Dilutive effect of stock notes	722,153	763,590	717,217	740,396
Dilutive effect of stock units	900,119	685,065	900,565	512,331
Dilutive effect of options	368,353	91,151	349,777	54,970
Diluted weighted-average common share equivalents	41,168,082	38,143,585	41,110,384	37,503,914

Basic earnings per share	$0.79	$0.53	$1.73	$0.97
Diluted earnings per share	$0.75	$0.51	$1.65	$0.93

The Company’s preferred shares participate in dividends and distributions with common stock on an as-converted basis and represent a participating security. Instruments awarded to employees that provide the holder the right to purchase common stock at a fixed price were included as potential common shares, weighted for the portion of the period they were granted, if dilutive.
The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock units	21,813	1,936	135,027	331,484
Options	1,134	315	706	357,059

The following table presents common share equivalents of contingently issuable instruments that were excluded from basic earnings per share in the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Common shares	866,428	1,054,510	866,428	1,054,510

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Related Party Transactions
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premium and gross commission expense related to these agreements for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Net earned premium	$26,161	$19,916	$52,055	$42,101
Commissions	6,347	6,149	13,234	13,002

Premiums receivable as of June 30, 2024 and December 31, 2023 were $14.5 million and $10.6 million, respectively.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the three and six months ended June 30, 2024 were $0.1 million and $0.2 million, compared to $0.5 million and $2.6 million, respectively, for the three and six months ended June 30, 2023.
See Note 4 and 5 for investments involving affiliated companies and additional related party transactions.
14.    Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “Skyward Specialty” as used below refers only to Skyward Specialty Insurance Group, Inc. and the terms “our Company,” “we,” “us,” and “our” as used below refer to Skyward Specialty Insurance Group and its consolidated subsidiaries. The term “second quarter” as used below refers to the three and six months ended June 30 for the time period then ended. We discuss certain key metrics which provide useful information about our business and the operational factors underlying our financial performance. Many of these metrics are generally standard among insurance companies and help to provide comparability with our peers. Select insurance, accounting, operating and financial terms for Skyward Specialty are defined in the sections entitled “Select Insurance and Financial Terms” and “Key Operating and Financial Metrics” included in our 2023 Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in "Risk Factors" in our 2023 Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our 2023 Form 10-K.
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
All of our insurance company subsidiaries are group rated and have financial strength ratings of “A” (Excellent) with stable outlook from the A.M. Best Company.

Results of Operations
The following table summarizes our results for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Gross written premiums	$496,243	$421,994	$954,863	$782,492
Ceded written premiums	(199,114)	(208,257)	(370,634)	(366,614)
Net written premiums	$297,129	$213,737	$584,229	$415,878
Net earned premiums	$257,583	$194,347	$493,925	$377,178
Commission and fee income	2,053	2,240	4,079	3,732
Losses and LAE	159,054	124,405	302,968	239,305
Underwriting, acquisition and insurance expenses	76,679	56,683	146,453	108,338
Underwriting income(1)	$23,903	$15,499	$48,583	$33,267

Net investment income	$22,138	$8,583	$40,435	$13,229
Net investment (losses) gains	$(1,825)	$5,351	$6,478	$6,312
Income before income taxes	$40,355	$25,016	$87,332	$44,738
Net income	$30,970	$19,452	$67,754	$35,008
Adjusted operating income(1)	$33,054	$16,017	$64,025	$31,503

Loss and LAE ratio	61.7%	64.0%	61.3%	63.4%
Expense ratio	29.0%	28.0%	28.8%	27.7%
Combined ratio	90.7%	92.0%	90.1%	91.1%

Adjusted loss and LAE ratio(1)	61.8%	64.2%	61.4%	63.6%
Expense ratio	29.0%	28.0%	28.8%	27.7%
Adjusted combined ratio(1)	90.8%	92.2%	90.2%	91.3%

Annualized return on equity	17.5%	15.1%	19.6%	14.8%
Annualized return on tangible equity(1)	20.0%	18.3%	22.4%	18.3%
Annualized adjusted return on equity(1)	18.7%	12.4%	18.5%	13.3%
Annualized adjusted return on tangible equity(1)	21.3%	15.1%	21.2%	16.5%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2
Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income
The following table provides a reconciliation of adjusted operating income to net income for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$40,355	$30,970	$25,016	$19,452	$87,332	$67,754	$44,738	$35,008
Less (add):
Net investment (losses) gains	(1,825)	(1,442)	5,351	4,227	6,478	5,118	6,312	4,986
Net impact of LPT	241	190	462	365	482	381	704	556
Other loss	(7)	(6)	—	—	(7)	(6)	—	—
Other expenses	(1,045)	(826)	(1,465)	(1,157)	(2,233)	(1,764)	(2,579)	(2,037)
Adjusted operating income	$42,991	$33,054	$20,668	$16,017	$82,612	$64,025	$40,301	$31,503

Underwriting Income
The following table provides a reconciliation of underwriting income to income before federal income tax for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Income before federal income tax expense	$40,355	$25,016	$87,332	$44,738
Add:
Interest expense	2,449	2,466	5,176	4,618
Amortization expense	360	486	748	873
Other expenses	1,045	1,465	2,233	2,579
Less:
Net investment income	22,138	8,583	40,435	13,229
Net investment (losses) gains	(1,825)	5,351	6,478	6,312
Other loss	(7)	—	(7)	—
Underwriting income	$23,903	$15,499	$48,583	$33,267

Adjusted Loss Ratio / Adjusted Combined Ratio
The following table provides a reconciliation of the adjusted loss and LAE ratio and adjusted combined ratio to the loss and LAE ratio and combined ratio for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Net earned premiums	$257,583	$194,347	$493,925	$377,178

Losses and LAE	159,054	124,405	302,968	239,305
Pre-tax net impact of loss portfolio transfer	241	462	482	704
Adjusted losses and LAE	$159,295	$124,867	$303,450	$240,009

Loss ratio	61.7%	64.0%	61.3%	63.4%
Less: Net impact of LPT	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Adjusted loss ratio	61.8%	64.2%	61.4%	63.6%

Combined ratio	90.7%	92.0%	90.1%	91.1%
Less: Net impact of LPT	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Adjusted combined ratio	90.8%	92.2%	90.2%	91.3%

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended June 30, 2024 and 2023:

($ in thousands)	2024	2023
Stockholders’ equity	$723,620	$522,678
Less: Goodwill and intangible assets	87,868	89,181
Tangible stockholders’ equity	$635,752	$433,497

Annualized Adjusted Return on Equity
The following table provides a reconciliation of annualized adjusted return on equity to annualized return on equity for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Numerator: annualized adjusted operating income	$132,214	$64,068	$128,050	$63,006
Denominator: average stockholders’ equity	$707,946	$514,912	$692,326	$472,170
Annualized adjusted return on equity	18.7%	12.4%	18.5%	13.3%

Annualized Return on Tangible Equity
Annualized return on tangible equity for the three and six months ended June 30, 2024 and 2023 reconciles to annualized return on equity as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Numerator: annualized net income	$123,880	$77,808	$135,508	$70,016
Denominator: average tangible stockholders’ equity	$619,944	$425,570	$604,174	$382,645
Annualized return on tangible equity	20.0%	18.3%	22.4%	18.3%

Annualized Adjusted Return on Tangible Equity
Annualized adjusted return on tangible equity for the three and six months ended June 30, 2024 and 2023 reconciles to annualized return on equity as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Numerator: annualized adjusted operating income	$132,214	$64,068	$128,050	$63,006
Denominator: average tangible stockholders’ equity	$619,944	$425,570	$604,174	$382,645
Annualized adjusted return on tangible equity	21.3%	15.1%	21.2%	16.5%

Underwriting Results
Premiums
The following tables present gross written premiums by underwriting division for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,
($ in thousands)	2024	2023	Change	% Change
Global Property & Agriculture	$124,728	$124,080	$648	0.5%
Industry Solutions	84,112	79,249	4,863	6.1%
Captives	62,099	39,283	22,816	58.1%
Programs	59,644	52,598	7,046	13.4%
Transactional E&S	45,711	30,632	15,079	49.2%
Accident & Health	44,088	37,252	6,836	18.4%
Professional Lines	38,106	32,989	5,117	15.5%
Surety	37,737	26,221	11,516	43.9%
Total gross written premiums(1)	$496,225	$422,304	$73,921	17.5%
(1) Excludes exited business

	Six months ended June 30,
($ in thousands)	2024	2023	Change	% Change
Global Property & Agriculture	$225,361	$198,420	$26,941	13.6%
Industry Solutions	162,371	146,882	15,489	10.5%
Captives	130,507	85,363	45,144	52.9%
Programs	111,822	101,297	10,525	10.4%
Transactional E&S	87,906	60,249	27,657	45.9%
Accident & Health	84,989	73,265	11,724	16.0%
Professional Lines	80,345	66,161	14,184	21.4%
Surety	71,579	50,922	20,657	40.6%
Total gross written premiums(1)	$954,880	$782,559	$172,321	22.0%
(1) Excludes exited business
The increase in gross written premiums for the second quarter and first half of 2024, when compared to the same 2023 periods, was driven by double-digit premium growth primarily from our captives, transactional E&S and surety underwriting divisions. The double-digit premium growth was due to new business and increased rates. Our global property & agriculture division contributed double digit premium growth in the first half of 2024, when compared to the same 2023 period, primarily driven by new business in agriculture.
Net written premiums for the second quarter of 2024 were $297.1 million compared to $213.7 million for the same 2023 period, an increase of $83.4 million or 39.0%. Net written premiums for the first half of 2024 were $584.2 million compared to $415.9 million for the same 2023 period, an increase of $168.3 million or 40.5%. The increases in net written premiums were primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
Net earned premiums for the second quarter of 2024 were $257.6 million compared to $194.3 million for the same 2023 period, an increase of $63.3 million, or 32.5%. Net earned premiums for the first half of 2024 were $493.9 million compared to $377.2 million for the same 2023 period, an increase of $116.7 million or 31.0%. The increases in net earned premiums were primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in this Item 2.
Losses and LAE
The following tables set forth the components of the loss and LAE ratios and adjusted loss and LAE ratios for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024		2023
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$156,295	60.6%	$118,062	60.7%
Cat loss and LAE(1)	3,000	1.2%	6,805	3.5%
Prior accident year development - LPT	(241)	(0.1)%	(462)	(0.2)%
Total losses and LAE	$159,054	61.7%	$124,405	64.0%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$156,295	60.6%	$118,062	60.7%
Cat loss and LAE(1)	3,000	1.2%	6,805	3.5%
Total adjusted losses and LAE(2)	$159,295	61.8%	$124,867	64.2%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 2

	Six months ended June 30,
	2024		2023
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$299,450	60.6%	$229,964	60.9%
Cat loss and LAE(1)	4,000	0.8%	10,045	2.7%
Prior accident year development - LPT	(482)	(0.1)%	(704)	(0.2)%
Total losses and LAE	$302,968	61.3%	$239,305	63.4%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$299,450	60.6%	$229,964	60.9%
Cat loss and LAE(1)	4,000	0.8%	10,045	2.7%
Total adjusted losses and LAE(2)	$303,450	61.4%	$240,009	63.6%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 2
The loss ratios for the second quarter and first half of 2024 improved 2.3 points and 2.1 points, respectively, when compared to the same 2023 periods, driven by less severity of convective storms. The non-cat loss and LAE ratio for the second quarter of 2024 was comparable to the same 2023 period. The non-cat loss and LAE ratio for the first half of 2024 improved 0.3 points when compared to the same 2023 period, primarily driven by the shift in the mix of business.
Expense Ratio
The following tables set forth the components of the expense ratios for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024		2023
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$35,931	14.0%	$23,136	11.9%
Other operating and general expenses	40,748	15.8%	33,547	17.3%
Underwriting, acquisition and insurance expenses	76,679	29.8%	56,683	29.2%
Less: commission and fee income	(2,053)	(0.8%)	(2,240)	(1.2%)
Total net expenses	$74,626	29.0%	$54,443	28.0%

	Six months ended June 30,
	2024		2023
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$67,908	13.7%	$44,371	11.7%
Other operating and general expenses	78,545	15.9%	63,967	17.0%
Underwriting, acquisition and insurance expenses	146,453	29.6%	108,338	28.7%
Less: commission and fee income	(4,079)	(0.8%)	(3,732)	(1.0%)
Total net expenses	$142,374	28.8%	$104,606	27.7%

The expense ratio for the second quarter and first half of 2024 increased 1.0 point and 1.1 points, respectively, when compared to the same 2023 periods, primarily driven by the business mix shift partially offset by earnings leverage.
The expense ratios for the periods presented exclude the impact of IPO related stock compensation and secondary offering expenses, which are reported in other expenses in our condensed consolidated statements of operations and comprehensive income.

Investment Results
Beginning January 1, 2024 we simplified the investment portfolio classifications to align with our strategy and the underlying risk characteristics of the portfolio. The prior period has been reclassified to conform to the current period presentation.
The following table sets forth the components of net investment income and net investment gains (losses) for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
$ in thousands	2024	2023	2024	2023
Short-term investments & cash and cash equivalents	$4,021	$3,206	$9,108	$4,985
Fixed income	13,786	7,919	26,264	15,380
Equities	751	684	1,378	682
Alternative and strategic investments	3,580	(3,226)	3,685	(7,818)
Net investment income	$22,138	$8,583	$40,435	$13,229
Net unrealized (losses) gains on securities still held	$(1,760)	$5,017	$7,231	$8,784
Net realized (losses) gains	(65)	334	(753)	(2,472)
Net investment (losses) gains	$(1,825)	$5,351	$6,478	$6,312

Net investment income for the second quarter and first half of 2024 increased $13.6 million and $27.2 million, respectively when compared to the same 2023 periods.
The increase in income from our fixed income portfolio for the second quarter and first half of 2024, when compared to the same 2023 periods, was due to (i) a larger asset base as we continued to increase our allocation to this part of our investment portfolio and (ii) a higher book yield of 4.4% at June 30, 2024 compared to 3.9% at June 30, 2023. The increases in income from short-term investments & cash and cash equivalents for the second quarter and first half of 2024 when compared to the same 2023 periods, were due to higher investment yields and a larger asset base. The fair value of our alternative and strategic investments portfolio for the second quarter and first half of 2024 increased when compared to the same 2023 period, due to an increase in the fair value of limited partnership investments.
When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at June 30, 2024 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 2, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at June 30, 2024 and December 31, 2023:

	2024		2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Cash and cash equivalents	$72,989	4.1%	$65,891	3.9%
Short-term investments	215,041	12.0%	270,259	16.1%
Fixed income	1,243,943	69.5%	1,067,721	63.6%
Equities	112,823	6.3%	118,249	7.0%
Alternative and strategic investments	144,530	8.1%	157,458	9.4%
Total portfolio	$1,789,326	100.0%	$1,679,578	100.0%

Fixed income
Our fixed income portfolio primarily consists of investment grade fixed income securities, which are predominantly highly-rated and liquid bonds, and commercial mortgage loans.
The following table sets forth the components of our fixed income securities at June 30, 2024 and December 31, 2023:

	2024		2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
U.S. government securities	$35,568	2.9%	$44,166	4.1%
Corporate securities and miscellaneous	436,382	35.1%	383,420	35.9%
Municipal securities	94,274	7.6%	92,778	8.7%
Residential mortgage-backed securities	347,302	27.9%	281,626	26.4%
Commercial mortgage-backed securities	46,307	3.7%	29,934	2.8%
Other asset-backed securities	240,440	19.3%	185,727	17.4%
Total fixed income portfolio, available-for-sale	1,200,273	96.5%	1,017,651	95.3%
Commercial mortgage loans	$43,670	3.5%	$50,070	4.7%
Total fixed income portfolio	$1,243,943	100.0%	$1,067,721	100.0%

The weighted average credit rating of our available-for-sale fixed income portfolio was “AA-” by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) at June 30, 2024 and December 31, 2023. The following table sets forth the credit quality of our available-for-sale fixed income portfolio at June 30, 2024 and December 31, 2023, as rated by Standard & Poor’s or equivalent designation:

	2024		2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$534,283	44.5%	$493,252	48.6%
AA	137,565	11.5%	105,906	10.4%
A	302,740	25.2%	233,487	22.9%
BBB	201,579	16.8%	154,096	15.1%
BB and Lower	24,106	2.0%	30,910	3.0%
Total fixed income portfolio, available-for-sale	$1,200,273	100.0%	$1,017,651	100.0%

Our commercial mortgage loans are primarily senior loans on real estate across the U.S.
The average duration of our fixed income portfolio was approximately 4.19 years and 4.24 years, respectively, as of June 30, 2024 and December 31, 2023.
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
Other Items
Income Taxes
Income tax expense for the three and six months ended June 30, 2024 was $9.4 million and $19.6 million, respectively, compared to $5.6 million and $9.7 million, respectively, for the same 2023 periods. Our effective tax rates for the three and six months ended June 30, 2024 were 23.3% and 22.4%, respectively, compared to 22.2% and 21.7%, respectively, for the same 2023 periods. For additional information, see Note 7 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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
Our cash flows for the six months ended June 30, 2024 and 2023 were:

($ in thousands)	2024	2023
Cash and cash equivalents provided by (used in):
Operating activities	$115,220	$108,477
Investing activities	(97,824)	(198,084)
Financing activities	(9,465)	66,455
Change in cash and cash equivalents and restricted cash	$7,931	$(23,152)

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
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the SOFR plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. The following table sets forth the outstanding draws on the Revolving Credit Facility as of June 30, 2024:

($ in thousands)			June 30, 2024
	Amount	Margin	Six-month SOFR	Net interest rate
March 15, 2024	$50,000	1.60%	5.25%	6.85%
March 29, 2023	$50,000	1.60%	5.23%	6.83%

We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of June 30, 2024, we are in compliance with all covenants.
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
At June 30, 2024 the ratio of total debt outstanding, including the Revolving Credit Facility, the Trust Preferred and the Notes, to total capitalization (defined as total debt plus stockholders’ equity) was 14.1% and at December 31, 2023, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization was 16.3%.
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
For the three and six months ended June 30, 2024 our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 59.9% and 61.2%, respectively, compared to 50.6% and 53.1%, respectively, for the same 2023 periods.

The following is a summary of our reinsurance programs as of June 30, 2024:

Line of Business	Maximum Company Retention
Accident & Health	$0.90 million per occurrence
Commercial Auto(1)	$1.00 million per occurrence
Excess Casualty(1)(2)	$1.25 million per occurrence
General Liability(1)	$1.50 million per occurrence
Professional Lines(2)	$5.21 million per occurrence
Property(3)	$3.00 million per occurrence
Representation and Warranty	$3.25 million per occurrence
Surety(2)	$4.00 million per occurrence
Workers’ Compensation(2)	$2.33 million per occurrence

(1) Legal defense expenses can force exposure above the maximum company retention for Excess Casualty, Commercial Auto and General Liability.
(2) Reinsurance is subject to a loss ratio cap or aggregate level of loss cover that exceeds a modeled 1:250-year PML event.
(3) Catastrophe loss protection is purchased up to $36.0 million in excess of $15.0 million retention, which provides cover for a 1:250-year PML event.
On June 21, 2024, R&Q Insurance Holdings Ltd, (“R&Q”) the parent company of Randall & Quilter (R&Q Bermuda (SAC) Ltd or “R&Q SAC Ltd”) the third-party reinsurer domiciled in Bermuda that is the counterparty for our loss portfolio transfer (“LPT”), filed for provisional liquidation with the Bermuda authorities. Due to the complexity of the legal structure of R&Q SAC Ltd and uncertainty relative to the situation, management continues to evaluate the potential financial impact, if any.
Credit and Financial Strength Ratings
On August 1, 2024, A.M. Best upgraded Skyward Specialty’s financial strength rating to A (Excellent) from A- (Excellent) and revised the outlook to stable from positive.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended June 30, 2024 from those disclosed in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

10.1	Form of Restricted Stock Units Agreement for Nonemployee Directors and form of notice under the Company's 2022 Long-Term Incentive Plan.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Skyward Specialty Insurance Group, Inc.
Date: August 8, 2024	By:	/s/ Andrew Robinson
Andrew Robinson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)