Form 10-Q
period 2024-09-30
Skyward Specialty Insurance Group, Inc.
filed 2024-11-07
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of November 1, 2024, the registrant had 40,099,931 shares of common stock outstanding.

Form 10-Q	Item and Description	Page
Part I
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine-Month Periods Ended September 30, 2024 and 2023 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2024 and 2023 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2024 and 2023 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
Part II
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signatures		42

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $1,359,700 and $1,047,713, respectively)	$1,357,500	$1,017,651
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $239 and $329, respectively)	39,321	42,986
Equity securities, at fair value	124,719	118,249
Mortgage loans, at fair value	36,267	50,070
Equity method investments	102,111	110,653
Other long-term investments	23,802	3,852
Short-term investments, at fair value	206,358	270,226
Total investments	1,890,078	1,613,687
Cash and cash equivalents	105,573	65,891
Restricted cash	45,783	34,445
Premiums receivable, net	327,176	179,235
Reinsurance recoverables, net	686,725	596,334
Ceded unearned premium	236,962	186,121
Deferred policy acquisition costs	119,910	91,955
Deferred income taxes	18,502	21,991
Goodwill and intangible assets, net	87,607	88,435
Other assets	80,547	75,341
Total assets	$3,598,863	$2,953,435
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$1,568,777	$1,314,501
Unearned premiums	692,452	552,532
Deferred ceding commission	44,984	37,057
Reinsurance and premium payables	200,967	150,156
Funds held for others	102,219	58,588
Accounts payable and accrued liabilities	73,001	50,880
Notes payable	100,000	50,000
Subordinated debt, net of debt issuance costs	18,956	78,690
Total liabilities	2,801,356	2,292,404
Stockholders’ equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 40,099,931 and 39,863,756 shares issued and outstanding, respectively	401	399
Additional paid-in capital	716,095	710,855
Stock notes receivable	—	(5,562)
Accumulated other comprehensive loss	(1,703)	(22,953)
Retained earnings (accumulated deficit)	82,714	(21,708)
Total stockholders’ equity	797,507	661,031
Total liabilities and stockholders’ equity	$3,598,863	$2,953,435

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenues:
Net earned premiums	$269,557	$227,033	$763,482	$604,211
Commission and fee income	1,818	2,085	5,897	5,817
Net investment income	19,521	13,089	59,956	26,318
Net investment gains (losses)	10,187	(2,984)	16,665	3,328
Other loss	(195)	—	(202)	—
Total revenues	300,888	239,223	845,798	639,674
Expenses:
Losses and loss adjustment expenses	170,521	138,536	473,489	377,841
Underwriting, acquisition and insurance expenses	79,817	68,315	226,270	176,653
Interest expense	2,229	2,632	7,405	7,250
Amortization expense	351	463	1,099	1,336
Other expenses	1,117	1,482	3,350	4,061
Total expenses	254,035	211,428	711,613	567,141
Income before income taxes	46,853	27,795	134,185	72,533
Income tax expense	10,185	6,084	29,763	15,814
Net income	36,668	21,711	104,422	56,719
Net income attributable to participating securities	—	—	—	1,492
Net income attributable to common stockholders	$36,668	$21,711	$104,422	$55,227
Comprehensive income
Net income	$36,668	$21,711	$104,422	$56,719
Other comprehensive income:
Unrealized gains and losses on investments:
Net change in unrealized gains (losses) on investments, net of tax	31,396	(8,722)	24,527	(5,309)
Reclassification adjustment for losses on securities no longer held, net of tax	(1,963)	(3,667)	(3,277)	(4,879)
Total other comprehensive income (loss)	29,433	(12,389)	21,250	(10,188)
Comprehensive income	$66,101	$9,322	$125,672	$46,531
Per share data:
Basic earnings per share	$0.91	$0.59	$2.61	$1.56
Diluted earnings per share	$0.89	$0.57	$2.53	$1.50
Weighted-average common shares outstanding
Basic	40,098,345	36,743,393	40,039,269	35,502,843
Diluted	41,428,557	38,403,843	41,302,108	37,830,431

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three months ended September 30,
($ in thousands, except share amounts)	2024	2023
Common shares:
Balance at beginning of period	40,096,132	37,674,063
Issuance of shares	3,799	3,458
Balance at September 30	40,099,931	37,677,521
Common stock:
Balance at beginning of period	$401	$377
Balance at September 30	$401	$377
Additional paid-in capital:
Balance at beginning of period	$713,542	$642,988
Issuance of common stock	2,553	2,304
Balance at September 30	$716,095	$645,292
Stock notes receivable:
Balance at beginning of period	$(5,233)	$(6,718)
Employee equity transactions	5,233	1,093
Balance at September 30	$—	$(5,625)
Accumulated other comprehensive loss:
Balance at beginning of period	$(31,136)	$(41,284)
Other comprehensive gain (loss), net of tax	29,433	(12,389)
Balance at September 30	$(1,703)	$(53,673)
Retained earnings (accumulated deficit):
Balance at beginning of period	$46,046	$(72,685)
Net income	36,668	21,711
Balance at September 30	$82,714	$(50,974)
Total stockholders’ equity	$797,507	$535,397

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine months ended September 30,
($ in thousands, except share amounts)	2024	2023
Preferred shares:
Balance at beginning of year	—	1,969,660
Preferred stock conversion to common shares	—	(1,969,660)
Balance at September 30	—	—
Common shares:
Balance at beginning of year	39,863,756	16,599,666
Issuance of shares	236,175	4,772,742
Preferred stock conversion to common shares	—	16,305,113
Balance at September 30	40,099,931	37,677,521
Preferred stock:
Balance at beginning of year	$—	$20
Preferred stock conversion to common shares	—	(20)
Balance at September 30	$—	$—
Common stock:
Balance at beginning of year	$399	$168
Issuance of common stock	2	—
Preferred stock conversion to common shares	—	161
Proceeds from equity offerings, net	—	48
Balance at September 30	$401	$377
Treasury stock:
Balance at beginning of year	$—	$(2)
Preferred stock conversion to common shares	—	2
Balance at September 30	$—	$—
Additional paid-in capital:
Balance at beginning of year	$710,855	$577,289
Issuance of common stock	5,240	6,179
Preferred stock conversion to common shares	—	(143)
Proceeds from equity offerings, net	—	61,967
Balance at September 30	$716,095	$645,292
Stock notes receivable:
Balance at beginning of year	$(5,562)	$(6,911)
Employee equity transactions	5,562	1,286
Balance at September 30	$—	$(5,625)
Accumulated other comprehensive loss:
Balance at beginning of year	$(22,953)	$(43,485)
Other comprehensive income (loss), net of tax	21,250	(10,188)
Balance at September 30	$(1,703)	$(53,673)
Retained earnings (accumulated deficit):
Balance at beginning of year	$(21,708)	$(105,417)
Cumulative effect on adoption of ASU No. 2016-13	—	(2,276)
Net income	104,422	56,719
Balance at September 30	$82,714	$(50,974)
Total stockholders’ equity	$797,507	$535,397

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
($ in thousands)	2024	2023
Cash flows from operating activities
Net income	$104,422	$56,719
Adjustments to reconcile net income to net cash provided by operating activities	178,793	161,820
Net cash provided by operating activities	283,216	218,539
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(425,642)	(342,088)
Purchase of illiquid investments	—	(1,156)
Purchase of equity securities	(14,156)	(22,436)
Purchase of equity method investments	(22,377)	—
Investment in direct and indirect loans	18,445	(3,313)
Purchase of property and equipment	(3,148)	—
Sales and maturities of investment securities	142,184	110,695
Distributions from equity method investments	—	1,704
Proceeds from equity method and other long-term investments	10,054	—
Change in short-term investments	63,868	(72,891)
Change in receivable/payable for securities	34	14,442
Cash provided by deposit accounting	2,775	8,631
Other, net	—	(1,421)
Net cash used in investment activities	(227,963)	(307,833)
Cash flows from financing activities:
Employee share purchases	—	1,287
Repayment of stock notes receivable	5,561	—
Proceeds from long term borrowings	107,000	50,000
Payments on long term borrowings and trust preferred	(116,794)	(50,000)
Proceeds from initial public offering	—	66,262
Net cash (used in) provided by financing activities	(4,233)	67,549
Net increase (decrease) in cash and cash equivalents and restricted cash	51,020	(21,745)
Cash and cash equivalents and restricted cash at beginning of period(1)	100,336	125,011
Cash and cash equivalents and restricted cash at end of period(1)	$151,356	$103,266
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,943	$8,503
Cash paid for federal income taxes	$22,480	$10,000
(1)The sum of cash and cash equivalents and restricted cash from the consolidated balance sheets

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO(UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
2.    Investments
The following tables set forth the amortized cost and the fair value by investment category at September 30, 2024 and December 31, 2023:

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$29,416	$460	$(235)	$—	$29,641
Corporate securities and miscellaneous	497,305	12,109	(11,307)	—	498,107
Municipal securities	102,865	1,245	(4,624)	—	99,486
Residential mortgage-backed securities	399,951	8,757	(11,413)	—	397,295
Commercial mortgage-backed securities	66,704	1,050	(1,525)	—	66,229
Other asset-backed securities	263,459	4,433	(1,150)	—	266,742
Total fixed maturity securities, available-for-sale	$1,359,700	$28,054	$(30,254)	$—	$1,357,500
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$39,560	$4	$(1,450)	$(239)	$37,875
Total fixed maturity securities, held-to-maturity	$39,560	$4	$(1,450)	$(239)	$37,875

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)

($ in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
December 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,685	$202	$(721)	$—	$44,166
Corporate securities and miscellaneous	392,773	6,408	(15,761)	—	383,420
Municipal securities	98,266	655	(6,143)	—	92,778
Residential mortgage-backed securities	292,568	3,556	(14,498)	—	281,626
Commercial mortgage-backed securities	31,411	449	(1,926)	—	29,934
Other asset-backed securities	188,010	1,221	(3,504)	—	185,727
Total fixed maturity securities, available-for-sale	$1,047,713	$12,491	$(42,553)	$—	$1,017,651
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$43,315	$—	$(1,969)	$(329)	$41,017
Total fixed maturity securities, held-to-maturity	$43,315	$—	$(1,969)	$(329)	$41,017

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at September 30, 2024:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$35,936	$35,733
Due after one year through five years	346,637	344,147
Due after five years through ten years	202,691	205,283
Due after ten years	44,322	42,071
Mortgage-backed securities	466,655	463,524
Other asset-backed securities	263,459	266,742
Total	$1,359,700	$1,357,500

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at September 30, 2024 consisted entirely of asset backed securities that were not due at a single maturity date.
At September 30, 2024, the Company had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $62.4 million pledged as collateral for a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Dallas (“FHLB”) pursuant to an Advances and Security Agreement between the Company and FHLB (the “Advances and Security Agreement”). In accordance with the terms of the FHLB Loans, the Company retains all rights regarding these pledged securities.
At September 30, 2024, the Company had assets with fair values of approximately $27.7 million pledged as collateral for the performance obligations under reinsurance agreements. In accordance with the terms of the trust agreements, the Company retains all rights regarding these securities, of which $24.9 million are residential mortgage-backed securities, $2.2 million of short-term investments and $0.6 million of cash and cash equivalents and other assets.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$—	$—	$6,264	$(235)	$6,264	$(235)
Corporate securities and miscellaneous	11,689	(57)	158,937	(11,250)	170,626	(11,307)
Municipal securities	9,899	(77)	47,299	(4,547)	57,198	(4,624)
Residential mortgage-backed securities	19,453	(193)	105,880	(11,220)	125,333	(11,413)
Commercial mortgage-backed securities	—	—	17,731	(1,525)	17,731	(1,525)
Other asset-backed securities	31,803	(113)	38,198	(1,037)	70,001	(1,150)
Total fixed maturity securities, available-for-sale	72,844	(440)	374,309	(29,814)	447,153	(30,254)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	35,749	(1,450)	35,749	(1,450)
Total fixed maturity securities, held-to-maturity:	—	—	35,749	(1,450)	35,749	(1,450)
Total	$72,844	$(440)	$410,058	$(31,264)	$482,902	$(31,704)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$7,342	$(25)	$25,604	$(696)	$32,946	$(721)
Corporate securities and miscellaneous	26,742	(570)	174,947	(15,191)	201,689	(15,761)
Municipal securities	16,815	(290)	47,269	(5,853)	64,084	(6,143)
Residential mortgage-backed securities	37,634	(602)	103,495	(13,896)	141,129	(14,498)
Commercial mortgage-backed securities	4,942	(74)	15,290	(1,852)	20,232	(1,926)
Other asset-backed securities	27,887	(106)	75,253	(3,398)	103,140	(3,504)
Total fixed maturity securities, available-for-sale	121,362	(1,667)	441,858	(40,886)	563,220	(42,553)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	41,017	(1,969)	41,017	(1,969)
Total fixed maturity securities, held-to-maturity:	—	—	41,017	(1,969)	41,017	(1,969)
Total	$121,362	$(1,667)	$482,875	$(42,855)	$604,237	$(44,522)

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
As of September 30, 2024, the Company had 505 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company determined that no credit impairment existed in the gross unrealized holding losses because the credit ratings of these securities were consistent with the credit ratings when purchased and/or at origination, there were no adverse changes in financial condition of the issuer and no adverse credit quality events in underlying assets. The Company attributed the unrealized losses to the changes in interest rates.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following table sets forth the components of net investment gains (losses) for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Gross realized gains
Fixed maturity securities, available-for sale	$575	$156	$1,405	$860
Equity securities	1,591	3,959	3,165	6,000
Other	62	—	80	1
Total	2,228	4,115	4,650	6,861
Gross realized losses
Fixed maturity securities, available-for sale	(11)	(381)	(871)	(837)
Equity securities	(280)	(245)	(2,571)	(5,006)
Other	(128)	(82)	(152)	(84)
Total	(419)	(708)	(3,594)	(5,927)
Net unrealized gains (losses) on investments
Equity securities	7,512	(6,417)	14,802	2,367
Mortgage loans	866	26	807	27
Net investment gains (losses)	$10,187	$(2,984)	$16,665	$3,328

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
($ in thousands)	2024	2023
Fixed maturity securities, available-for sale	$17,540	$25,465
Equity securities	22,993	38,581

The following table sets forth the components of net investment income for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Income:
Fixed maturity securities, available-for sale	$15,461	$9,180	$41,099	$23,439
Fixed maturity securities, held-to-maturity	939	1,067	3,295	3,321
Equity securities	591	769	1,969	2,539
Equity method investments	(1,144)	(4)	2,596	(6,772)
Mortgage loans	1,158	1,249	4,165	3,997
Indirect loans	(401)	(761)	(1,874)	(4,009)
Short-term investments and cash	3,709	3,165	11,370	8,140
Other	836	(115)	2,360	(106)
Total investment income	21,149	14,550	64,980	30,549
Investment expenses	(1,628)	(1,461)	(5,024)	(4,231)
Net investment income	$19,521	$13,089	$59,956	$26,318

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following table sets forth the change in net unrealized gains (losses) on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Fixed maturity securities	$37,257	$(15,706)	$26,898	$(12,933)
Deferred income taxes	(7,824)	3,317	(5,648)	2,745
Total	$29,433	$(12,389)	$21,250	$(10,188)

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
Fixed maturity securities, available for sale and equity securities classified as Level 3
The Company has corporate securities and miscellaneous, other asset-backed securities and preferred stock that are managed by an independent asset manager that uses an independent pricing model to estimate the value of the securities it manages. These represent Level 3 fair value inputs.
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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
High	10.92%	9.50%
Low	3.61%	3.25%
Weighted average	7.47%	7.05%

The following tables set forth the Company’s investments within the fair value hierarchy at September 30, 2024 and December 31, 2023:

September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$29,641	$—	$—	$29,641
Corporate securities and miscellaneous	—	456,797	41,310	498,107
Municipal securities	—	99,486	—	99,486
Residential mortgage-backed securities	—	397,295	—	397,295
Commercial mortgage-backed securities	—	66,229	—	66,229
Other asset-backed securities	—	259,378	7,364	266,742
Total fixed maturity securities, available-for-sale	29,641	1,279,185	48,674	1,357,500
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	37,875	37,875
Total fixed maturity securities, held-to-maturity	—	—	37,875	37,875
Equity securities:
Common stocks	74,526	—	—	74,526
Preferred stocks	—	1,418	5,817	7,235
Mutual funds	42,958	—	—	42,958
Total equity securities	117,484	1,418	5,817	124,719
Mortgage loans	—	—	36,267	36,267
Short-term investments	206,358	—	—	206,358
Total	$353,483	$1,280,603	$128,633	$1,762,719

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

The following tables set forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the nine months ended September 30, 2024 and 2023:

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Equity Securities	Mortgage Loans
Balance at December 31, 2023	$—	$—	$50,070
Total gains for the period recognized in net investment gains (losses)	—	—	971
Issuances	—	—	187
Settlements	—	—	(6,919)
Balance at March 31, 2024	$—	$—	$44,309
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$—	$952
Total losses for the period recognized in net investment gains (losses)	—	—	(1,030)
Issuances	—	—	449
Settlements	—	—	(58)
Balance at June 30, 2024	$—	$—	$43,670
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$—	$(1,031)
Total (losses) gains for the period recognized in net investment gains (losses)	(118)	246	866
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	1,592	—	—
Transfers into Level 3	23,533	—	—
Purchases	23,820	5,571	—
Sales/Disposals	(153)	—	—
Issuances	—	—	8
Settlements	—	—	(8,277)
Balance at September 30, 2024	$48,674	$5,817	$36,267
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$246	$829

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)

($ in thousands)	Mortgage Loans
Balance at December 31, 2022	$52,842
Total gains for the period recognized in net investment gains (losses)	22
Issuances	892
Settlements	(11,421)
Balance at March 31, 2023	$42,335
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$(14)
Total losses for the period recognized in net investment gains (losses)	(21)
Issuances	30
Settlements	(9,582)
Balance at June 30, 2023	$32,762
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$3
Total gains for the period recognized in net investment gains (losses)	26
Issuances	26,530
Settlements	—
Balance at September 30, 2023	$59,318
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$26

The transfers into Level 3 during the three and nine months ended September 30, 2024 were the result of securities that began receiving valuations from asset managers that utilized unobservable inputs at the end of the period.
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
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of September 30, 2024, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
Notes payable: The carrying value approximates the estimated fair value for notes payable as the notes payable accrue interest at current market rates plus a spread. The Company determines fair value using the income approach utilizing inputs that are observable (Level 2). The Company estimates the fair value of the FHLB Loan by discounting cash flows using a borrowing rate currently available to the Company for loans with similar terms (Level 3).
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
FHLB Loan	$57,000	$57,000	$—	$—
Revolving credit facility	$43,000	$43,000	$50,000	$50,000
Notes payable	$100,000	$100,000	$50,000	$50,000
Subordinated debt
Junior subordinated interest debentures	$—	$—	$59,186	$59,794
Unsecured subordinated notes	18,956	21,535	19,504	21,378
Subordinated debt, net of debt issuance costs	$18,956	$21,535	$78,690	$81,172

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.
4.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”). As of September 30, 2024 and December 31, 2023, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate, mature in approximately 2 to 3 years from loan origination and the principal amounts of the loans range between 64% to 80% of the property’s appraised value at the time the loans were made.
The carrying value of the Company’s mortgage loans as of September 30, 2024 and December 31, 2023 were as follows:

($ in thousands)	September 30, 2024	December 31, 2023
Commercial	$14,697	$14,469
Retail	13,638	16,072
Hospitality	7,932	12,744
Industrial	—	6,785
	$36,267	$50,070

The following table sets forth the Company’s gross investment income for mortgage loans for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Commercial	$376	$588	$1,685	$1,637
Retail	513	364	1,473	1,375
Hospitality	269	204	1,007	497
Office	—	—	—	203
Multi-family	—	93	—	285
	$1,158	$1,249	$4,165	$3,997

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.    Mortgage Loans (continued)
The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three and nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024 no mortgage loans were in the process of foreclosure and there were no mortgage loans that were not producing income for the previous 12 months. As of December 31, 2023, approximately $7.1 million of mortgage loans were in the process of foreclosure.
5.    Equity Method Investments and Other
The following table sets forth the carrying value and ownership percentage of the Company’s equity method investments as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024		December 31, 2023
	Carrying Value	Ownership %	Carrying Value	Ownership %
Arena Special Opportunities Fund, LP units	$38,137	15.9%	$41,046	16.2%
JVM Funds LLC units	17,831	10.1%	20,061	10.1%
Arena SOP LP units	2,530	12.6%	2,463	12.3%
RISCOM	4,689	20.0%	4,121	20.0%
Hudson Ventures Fund 2 LP units	4,634	2.5%	4,669	2.5%
Dowling Capital Partners LP units	652	5.0%	1,708	6.2%
Brewer Lane Ventures Fund II LP units	756	2.4%	560	2.5%
	$69,229		$74,628

The following table sets forth the components of net investment income (loss) from equity method investments for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Dowling Capital Partners LP units	$67	$172	$1,449	$777
RISCOM	493	468	1,168	773
Brewer Lane Ventures Fund II LP	(31)	(25)	(87)	(54)
Hudson Ventures Fund II LP units	(594)	551	(436)	138
JVM Funds LLC	(261)	(252)	(1,280)	(893)
Universa Black Swan LP units	—	(84)	—	(988)
Arena SOP LP units	(612)	(1,160)	67	(3,938)
Arena Special Opportunities Fund, LP units	(206)	326	1,715	(2,587)
	$(1,144)	$(4)	$2,596	$(6,772)

The following table sets forth the unfunded commitment of equity method investments as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Brewer Lane Ventures Fund II LP units	$4,227	$4,610
Hudson Ventures Fund 2 LP units	447	848
Dowling Capital Partners LP units	386	386
	$5,060	$5,844

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Investment in RISCOM:
Underlying equity	$3,370	$2,620
Difference	1,319	1,501
Recorded investment balance	$4,689	$4,121

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Investment in JVM Funds LLC:
Underlying equity	$17,188	$19,304
Difference	643	757
Recorded investment balance	$17,831	$20,061

Investment in Indirect Loans and Loan Collateral
As of September 30, 2024 and December 31, 2023, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value of the SMA1 and SMA2 as of September 30, 2024 and December 31, 2023 were as follows:

($ in thousands)	September 30, 2024	December 31, 2023
SMA1	$20,915	$30,816
SMA2	11,967	5,209
Investment in indirect loans and loan collateral	$32,882	$36,025

6.    Notes Payable & Subordinated Debt
FHLB Loan
On August 30, 2024, the Company entered into the FHLB Loan pursuant to the Advances and Security Agreement. The FHLB Loan is a 4.5-year term loan in the principal amount of $57.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 4.00%. The FHLB Loan is fully secured by a pledge of specific investment securities of HSIC. The Company used the proceeds to fund redemptions of the draws on the Revolving Credit Facility (see “Revolving Credit Facility” below for additional information regarding the redemption).
Revolving Credit Facility
The Company entered into an agreement to obtain a new unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of participating banks during the first quarter of 2023. The Revolving Credit Facility provided the Company with up to a $150.0 million revolving credit facility and a letter of credit sub-facility of up to $30.0 million. As of December 31, 2023, the Company drew $50.0 million on the Revolving Credit Facility. During the nine months ended September 30, 2024, the Company drew an additional $50.0 million on the Revolving Credit Facility and used the

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Notes Payable & Subordinated Debt (continued)
proceeds to pay off the principal on its existing Debentures (defined below). On September 6, 2024, the Company redeemed $57.0 million of the draws on the Revolving Credit Facility.
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At September 30, 2024, the six-month SOFR on the Revolving Credit Facility was 4.25%, plus a margin of 1.60%.
The Company was subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of September 30, 2024, the Company was in compliance with all covenants.
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
7.    Income Taxes
The following table sets forth the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Income tax expense	$10,185	$6,084	$29,763	$15,814
Effective tax rate	21.7%	21.9%	22.2%	21.8%

The effective tax rate will differ from the statutory rate of 21 percent due to permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income, dividends-received deduction and non-deductible expenses.
The Company paid federal income taxes of $8.5 million and $22.5 million during the three and nine months ended September 30, 2024, respectively, and $10.0 million during the nine months ended September 30, 2023.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the condensed consolidated balance sheets as of and for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
($ in thousands)	2024	2023
Reserves for losses and LAE, beginning of period	$1,314,501	$1,141,757
Less: reinsurance recoverable on unpaid claims, beginning of period	(455,484)	(435,986)
Reserves for losses and LAE, beginning of period, net of reinsurance	859,017	705,771
Incurred, net of reinsurance, related to:
Current period	474,289	378,811
Prior years	—	—
Total incurred, net of reinsurance	474,289	378,811
Paid, net of reinsurance, related to:
Current period	82,653	67,267
Prior years	224,760	187,256
Total paid	307,413	254,523
Net reserves for losses and LAE, end of period	1,025,893	830,059
Plus: reinsurance recoverable on unpaid claims, end of period	542,884	438,652
Reserves for losses and LAE, end of period	$1,568,777	$1,268,711

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
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
SUA commission revenue	$1,436	$1,357	$3,125	$3,599
SUA fee income	1,027	672	2,437	1,933
Other	(645)	56	335	285
Total commission and fee income	$1,818	$2,085	$5,897	$5,817

The Company’s contract assets from commission and fee income as of September 30, 2024 and December 31, 2023 were $2.4 million and $1.0 million, respectively.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Amortization of policy acquisition costs	$37,365	$34,071	$105,273	$78,442
Other operating and general expenses	42,452	34,244	120,997	98,211
Total underwriting, acquisition and insurance expenses	$79,817	$68,315	$226,270	$176,653

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
The following tables set forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024		2023
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$347,444	$349,980	$308,215	$299,294
Assumed premiums	52,570	69,436	47,517	51,665
Ceded premiums	(131,692)	(149,859)	(75,036)	(123,926)
Net premiums	$268,322	$269,557	$280,696	$227,033
Ceded losses and LAE incurred		$108,152		$103,753

	Nine months ended September 30,
	2024		2023
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$1,118,683	$1,012,550	$947,977	$845,200
Assumed premiums	236,194	202,408	190,247	139,522
Ceded premiums	(502,326)	(451,476)	(441,650)	(380,511)
Net premiums	$852,551	$763,482	$696,574	$604,211
Ceded losses and LAE incurred		$300,725		$255,855

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.     Reinsurance (continued)
The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of September 30, 2024 and December 31, 2023:

	2024	2023
($ in thousands)	September 30, 2024	December 31, 2023
Ceded unpaid losses and LAE	$542,884	$455,484
Ceded paid losses and LAE	131,812	122,287
Loss portfolio transfer	14,324	20,858
Allowance for credit losses	(2,295)	(2,295)
Reinsurance recoverables	$686,725	$596,334
Ceded unearned premium	$236,962	$186,121

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At September 30, 2024, the market value of these accounts was approximately $196.4 million. The trust amount will be adjusted periodically, by mutual agreement, based on claim payments and loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at September 30, 2024 and December 31, 2023 was $27.1 million and $29.9 million, respectively, and was included in other assets on the condensed consolidated balance sheets.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Earnings Per Share
The following table sets forth the compilation of basic and diluted net earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except for share and per share amounts)	2024	2023	2024	2023
Numerator
Net income	$36,668	$21,711	$104,422	$56,719
Less: Undistributed income allocated to participating securities	—	—	—	(1,492)
Net income attributable to common stockholders (numerator for basic earnings per share)	36,668	21,711	104,422	55,227
Add back: Undistributed income allocated to participating securities	—	—	—	1,492
Net income (numerator for diluted earnings per share under the two-class method)	$36,668	$21,711	$104,422	$56,719
Denominator
Basic weighted-average common shares	40,098,345	36,743,393	40,039,269	35,502,843
Dilutive effect of preferred shares	—	—	—	959,124
Dilutive effect of stock notes	—	706,794	—	684,017
Dilutive effect of stock units	932,030	799,982	895,468	609,601
Dilutive effect of options	398,182	153,674	367,371	74,846
Diluted weighted-average common share equivalents	41,428,557	38,403,843	41,302,108	37,830,431
Basic earnings per share	$0.91	$0.59	$2.61	$1.56
Diluted earnings per share	$0.89	$0.57	$2.53	$1.50

The Company’s preferred shares participate in dividends and distributions with common stock on an as-converted basis and represent a participating security. Instruments awarded to employees that provide the holder the right to purchase common stock at a fixed price were included as potential common shares, weighted for the portion of the period they were granted, if dilutive.
The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock units	7,152	5,069	165,072	4,546
Options	16	2	561	364,714

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.    Earnings Per Share (continued)
The following table presents common share equivalents of contingently issuable instruments that were excluded from basic earnings per share in the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Common shares	—	932,588	—	932,588

13. Related Party Transactions
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premium and gross commission expense related to these agreements for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Net earned premium	$27,456	$31,649	$79,511	$73,750
Commissions	6,448	6,119	19,682	19,122

Premiums receivable as of September 30, 2024 and December 31, 2023 were $16.2 million and $10.6 million, respectively.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the three and nine months ended September 30, 2024 were $0.2 million and $0.4 million, compared to $0.5 million and $3.1 million, respectively, for the three and nine months ended September 30, 2023.
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
Indemnification
In conjunction with the sale of business assets and subsidiaries, the Company has provided indemnifications to certain buyers. Certain indemnifications cover typical representations and warranties related to the responsibilities to perform under the sales contracts. The amount of potential exposure covered by the indemnifications is difficult to determine because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. At this time, the Company does not have reason to believe any such significant claims exist.

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
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our 2023 Form 10-K.
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

Results of Operations
The following table summarizes our results for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Gross written premiums	$400,014	$355,732	$1,354,877	$1,138,224
Ceded written premiums	(131,692)	(75,036)	(502,326)	(441,650)
Net written premiums	$268,322	$280,696	$852,551	$696,574
Net earned premiums	$269,557	$227,033	$763,482	$604,211
Commission and fee income	1,818	2,085	5,897	5,817
Losses and LAE	170,521	138,536	473,489	377,841
Underwriting, acquisition and insurance expenses	79,817	68,315	226,270	176,653
Underwriting income(1)	$21,037	$22,267	$69,620	$55,534

Net investment income	$19,521	$13,089	$59,956	$26,318
Net investment gains (losses)	$10,187	$(2,984)	$16,665	$3,328
Income before income taxes	$46,853	$27,795	$134,185	$72,533
Net income	$36,668	$21,711	$104,422	$56,719
Adjusted operating income(1)	$29,405	$25,029	$93,432	$56,532

Loss and LAE ratio	63.3%	61.0%	62.0%	62.5%
Expense ratio	28.9%	29.2%	28.9%	28.3%
Combined ratio	92.2%	90.2%	90.9%	90.8%

Adjusted loss and LAE ratio(1)	63.4%	61.1%	62.1%	62.7%
Expense ratio	28.9%	29.2%	28.9%	28.3%
Adjusted combined ratio(1)	92.3%	90.3%	91.0%	91.0%

Annualized return on equity	19.3%	16.4%	19.1%	15.8%
Annualized return on tangible equity(1)	21.8%	19.7%	21.7%	19.4%
Annualized adjusted return on equity(1)	15.5%	18.9%	17.1%	15.8%
Annualized adjusted return on tangible equity(1)	17.5%	22.8%	19.4%	19.4%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2
Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income
The following table provides a reconciliation of adjusted operating income to net income for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$46,853	$36,668	$27,795	$21,711	$134,185	$104,422	$72,533	$56,719
Less (add):
Net investment gains (losses)	10,187	8,048	(2,984)	(2,357)	16,665	13,165	3,328	2,629
Net impact of LPT	318	251	266	210	800	632	970	766
Other loss	(195)	(154)	—	—	(202)	(160)	—	—
Other expenses	(1,117)	(882)	(1,482)	(1,171)	(3,350)	(2,647)	(4,061)	(3,208)
Adjusted operating income	$37,660	$29,405	$31,995	$25,029	$120,272	$93,432	$72,296	$56,532

Underwriting Income
The following table provides a reconciliation of underwriting income to income before federal income tax for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Income before federal income tax expense	$46,853	$27,795	$134,185	$72,533
Add:
Interest expense	2,229	2,632	7,405	7,250
Amortization expense	351	463	1,099	1,336
Other expenses	1,117	1,482	3,350	4,061
Less:
Net investment income	19,521	13,089	59,956	26,318
Net investment gains (losses)	10,187	(2,984)	16,665	3,328
Other loss	(195)	—	(202)	—
Underwriting income	$21,037	$22,267	$69,620	$55,534

Adjusted Loss Ratio / Adjusted Combined Ratio
The following table provides a reconciliation of the adjusted loss and LAE ratio and adjusted combined ratio to the loss and LAE ratio and combined ratio for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Net earned premiums	$269,557	$227,033	$763,482	$604,211

Losses and LAE	170,521	138,536	473,489	377,841
Pre-tax net impact of loss portfolio transfer	318	266	800	970
Adjusted losses and LAE	$170,839	$138,802	$474,289	$378,811

Loss ratio	63.3%	61.0%	62.0%	62.5%
Less: Net impact of LPT	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Adjusted loss ratio	63.4%	61.1%	62.1%	62.7%

Combined ratio	92.2%	90.2%	90.9%	90.8%
Less: Net impact of LPT	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Adjusted combined ratio	92.3%	90.3%	91.0%	91.0%

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended September 30, 2024 and 2023:

($ in thousands)	2024	2023
Stockholders’ equity	$797,507	$535,397
Less: Goodwill and intangible assets	87,607	88,808
Tangible stockholders’ equity	$709,900	$446,589

Annualized Adjusted Return on Equity
The following table provides a reconciliation of annualized adjusted return on equity to annualized return on equity for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Numerator: annualized adjusted operating income	$117,619	$100,116	$124,576	$75,376
Denominator: average stockholders’ equity	$760,564	$529,038	$729,269	$478,530
Annualized adjusted return on equity	15.5%	18.9%	17.1%	15.8%

Annualized Return on Tangible Equity
Annualized return on tangible equity for the three and nine months ended September 30, 2024 and 2023 reconciles to annualized return on equity as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Numerator: annualized net income	$146,672	$86,844	$139,229	$75,625
Denominator: average tangible stockholders’ equity	$672,826	$440,043	$641,248	$389,191
Annualized return on tangible equity	21.8%	19.7%	21.7%	19.4%

Annualized Adjusted Return on Tangible Equity
Annualized adjusted return on tangible equity for the three and nine months ended September 30, 2024 and 2023 reconciles to annualized return on equity as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Numerator: annualized adjusted operating income	$117,619	$100,116	$124,576	$75,376
Denominator: average tangible stockholders’ equity	$672,826	$440,043	$641,248	$389,191
Annualized adjusted return on tangible equity	17.5%	22.8%	19.4%	19.4%

Underwriting Results
Premiums
The following tables present gross written premiums by underwriting division for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,
($ in thousands)	2024	2023	Change	% Change
Global Property & Agriculture	$54,360	$48,775	$5,585	11.5%
Industry Solutions	74,089	79,798	(5,709)	(7.2%)
Captives	53,630	41,886	11,744	28.0%
Programs	54,434	41,735	12,699	30.4%
Transactional E&S	44,885	30,699	14,186	46.2%
Accident & Health	43,490	39,554	3,936	10.0%
Professional Lines	40,310	48,259	(7,949)	(16.5%)
Surety	34,816	24,977	9,839	39.4%
Total gross written premiums(1)	$400,014	$355,683	$44,331	12.5%
(1) Excludes exited business

	Nine months ended September 30,
($ in thousands)	2024	2023	Change	% Change
Global Property & Agriculture	$279,721	$247,195	$32,526	13.2%
Industry Solutions	236,460	226,680	9,780	4.3%
Captives	184,137	127,249	56,888	44.7%
Programs	166,256	143,032	23,224	16.2%
Transactional E&S	132,791	90,948	41,843	46.0%
Accident & Health	128,479	112,819	15,660	13.9%
Professional Lines	120,655	114,420	6,235	5.4%
Surety	106,395	75,899	30,496	40.2%
Total gross written premiums(1)	$1,354,894	$1,138,242	$216,652	19.0%
(1) Excludes exited business
The increase in gross written premiums for the third quarter and first nine months of 2024, when compared to the same 2023 periods, was driven by double-digit premium growth primarily from our transactional E&S, programs, captives, surety and global property & agriculture underwriting divisions.
During the third quarter and first nine months of 2023, the Company cancelled a quota share reinsurance contract. The following table provides a reconciliation of the impact of the cancellation of the quota share reinsurance contract on ceded written premiums, net retention, net written premiums and net earned premiums for the three and nine months ended September 30, 2023:

	Three months ended September 30,
	2024	2023			%
(unaudited)	As Reported	As Reported	Adjustment	Adjusted	Change
Ceded written premiums	$(131,692)	$(75,036)	$(50,462)	$(125,498)	4.9%
Net retention	67.1%	78.9%		64.7%	NM (1)
Net written premiums	$268,322	$280,696	$(50,462)	$230,234	16.5%
Net earned premiums	$269,557	$227,033	$(13,145)	$213,888	26.0%

	Nine months ended September 30,
	2024	2023			%
	As Reported	As Reported	Adjustment	Adjusted	Change
Ceded written premiums	$(502,326)	$(441,650)	$(50,462)	$(492,112)	2.1%
Net retention	62.9%	61.2%		56.8%	NM (1)
Net written premiums	$852,551	$696,574	$(50,462)	$646,112	32.0%
Net earned premiums	$763,482	$604,211	$(13,145)	$591,066	29.2%

(1) Not meaningful

Net written premiums for the third quarter of 2024 were $268.3 million compared to $280.7 million for the same 2023 period. Net written premiums for the first nine months of 2024 were $852.6 million compared to $696.6 million for the same 2023 period. Excluding the impact of the quota share reinsurance contract cancellation, net written premiums for the third quarter and first nine months of 2024 increased 16.5% and 32.0%, respectively, when compared to the same 2023 periods, primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
Net earned premiums for the third quarter of 2024 were $269.6 million compared to $227.0 million for the same 2023 period. Net earned premiums for the first nine months of 2024 were $763.5 million compared to $604.2 million for the same 2023 period. Excluding the impact of the quota share reinsurance contract cancellation, net earned premiums for the third quarter and first nine months of 2024 increased 26.0% and 29.2%, respectively, when compared to the same 2023 periods, primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in this Item 2.

Losses and LAE
The following tables set forth the components of the loss and LAE ratios and adjusted loss and LAE ratios for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024		2023
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$163,385	60.6%	$137,802	60.7%
Cat loss and LAE(1)	7,454	2.8%	1,000	0.4%
Prior accident year development - LPT	(318)	(0.1)%	(266)	(0.1)%
Total losses and LAE	$170,521	63.3%	$138,536	61.0%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$163,385	60.6%	$137,802	60.7%
Cat loss and LAE(1)	7,454	2.8%	1,000	0.4%
Total adjusted losses and LAE(2)	$170,839	63.4%	$138,802	61.1%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 2

	Nine months ended September 30,
	2024		2023
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE(1)	$462,835	60.6%	$367,767	60.9%
Cat loss and LAE(1)	11,454	1.5%	11,044	1.8%
Prior accident year development - LPT	(800)	(0.1)%	(970)	(0.2)%
Total losses and LAE	$473,489	62.0%	$377,841	62.5%
Adjusted losses and LAE(2):
Non-cat loss and LAE(1)	$462,835	60.6%	$367,767	60.9%
Cat loss and LAE(1)	11,454	1.5%	11,044	1.8%
Total adjusted losses and LAE(2)	$474,289	62.1%	$378,811	62.7%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 2
The loss ratios for the third quarter and first nine months of 2024 increased 2.3 points and improved 0.5 points, respectively, when compared to the same 2023 periods. The third quarter of 2024 was impacted by higher catastrophe losses, primarily from Hurricanes Helene and Beryl. The non-cat loss and LAE ratio for the third quarter of 2024 was comparable to the same 2023 period. The non-cat loss and LAE ratio for the first nine months of 2024 improved 0.3 points when compared to the same 2023 period, primarily driven by the shift in the mix of business.
Expense Ratio
The following tables set forth the components of the expense ratios for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024		2023
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$37,365	13.9%	$34,071	15.0%
Other operating and general expenses	42,452	15.7%	34,244	15.1%
Underwriting, acquisition and insurance expenses	79,817	29.6%	68,315	30.1%
Less: commission and fee income	(1,818)	(0.7%)	(2,085)	(0.9%)
Total net expenses	$77,999	28.9%	$66,230	29.2%

	Nine months ended September 30,
	2024		2023
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$105,273	13.9%	$78,442	13.0%
Other operating and general expenses	120,997	15.8%	98,211	16.3%
Underwriting, acquisition and insurance expenses	226,270	29.7%	176,653	29.3%
Less: commission and fee income	(5,897)	(0.8%)	(5,817)	(1.0%)
Total net expenses	$220,373	28.9%	$170,836	28.3%

The expense ratios for the third quarter and first nine months of 2024 were comparable to the same 2023 periods.
The expense ratios for all periods presented exclude the impact of IPO related stock compensation and secondary offering expenses, which are reported in other expenses in our condensed consolidated statements of operations and comprehensive income.
Investment Results
Beginning January 1, 2024, we simplified the investment portfolio classifications to align with our strategy and the underlying risk characteristics of the portfolio. The prior period has been reclassified to conform to the current period presentation.
The following table sets forth the components of net investment income and net investment gains (losses) for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
$ in thousands	2024	2023	2024	2023
Short-term investments & cash and cash equivalents	$4,537	$3,022	$13,645	$8,007
Fixed income	15,458	9,488	41,722	24,867
Equities	596	650	1,974	1,332
Alternative and strategic investments	(1,070)	(71)	2,615	(7,888)
Net investment income	$19,521	$13,089	$59,956	$26,318
Net unrealized gains (losses) on securities still held	$8,378	$(6,391)	$15,609	$2,394
Net realized gains	1,809	3,407	1,056	934
Net investment gains (losses)	$10,187	$(2,984)	$16,665	$3,328

Net investment income for the third quarter and first nine months of 2024 increased $6.4 million and $33.6 million, respectively when compared to the same 2023 periods.

The increase in income from our fixed income portfolio for the third quarter and first nine months of 2024, when compared to the same 2023 periods, was due to (i) a larger asset base as we continued to increase our allocation to this part of our investment portfolio and (ii) a higher book yield of 5.0% at September 30, 2024 compared to 4.2% at September 30, 2023. The increase in income from short-term investments for the third quarter and first nine months of 2024 when compared to the same 2023 periods, was due to higher investment yields and a larger asset base. The increase in income from alternative and strategic investments for the first nine months of 2024 was driven by the increase in the fair value of limited partnership investments when compared to the same 2023 period. Net investment income for the third quarter of 2024 and 2023 was impacted by a decline in the fair value of limited partnership investments.
When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at September 30, 2024 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 2, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at September 30, 2024 and December 31, 2023:

	2024		2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Cash and cash equivalents	$105,573	5.3%	$65,891	3.9%
Short-term investments	206,358	10.3%	270,259	16.1%
Fixed income	1,393,767	69.9%	1,067,721	63.6%
Equities	124,719	6.2%	118,249	7.0%
Alternative and strategic investments	165,234	8.3%	157,458	9.4%
Total portfolio	$1,995,651	100.0%	$1,679,578	100.0%

Fixed income
Our fixed income portfolio primarily consists of investment grade fixed income securities, which are predominantly highly-rated and liquid bonds, and commercial mortgage loans.
The following table sets forth the components of our fixed income securities at September 30, 2024 and December 31, 2023:

	2024		2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
U.S. government securities	$29,641	2.1%	$44,166	4.1%
Corporate securities and miscellaneous	498,107	35.8%	383,420	35.9%
Municipal securities	99,486	7.1%	92,778	8.7%
Residential mortgage-backed securities	397,295	28.5%	281,626	26.4%
Commercial mortgage-backed securities	66,229	4.8%	29,934	2.8%
Other asset-backed securities	266,742	19.1%	185,727	17.4%
Total fixed income portfolio, available-for-sale	1,357,500	97.4%	1,017,651	95.3%
Commercial mortgage loans	$36,267	2.6%	$50,070	4.7%
Total fixed income portfolio	$1,393,767	100.0%	$1,067,721	100.0%

The weighted average credit rating of our available-for-sale fixed income portfolio was “AA-” by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) at September 30, 2024 and December 31, 2023. The following table sets forth the credit quality of our available-for-sale fixed income portfolio at September 30, 2024 and December 31, 2023, as rated by Standard & Poor’s or equivalent designation:

	2024		2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$531,730	39.2%	$493,252	48.6%
AA	150,040	11.1%	105,906	10.4%
A	419,722	30.9%	233,487	22.9%
BBB	232,416	17.1%	154,096	15.1%
BB and Lower	23,592	1.7%	30,910	3.0%
Total fixed income portfolio, available-for-sale	$1,357,500	100.0%	$1,017,651	100.0%

Our commercial mortgage loans are primarily senior loans on real estate across the U.S.
The average duration of our fixed income portfolio was approximately 3.89 years and 4.24 years, respectively, as of September 30, 2024 and December 31, 2023.
Equities
The equities portfolio primarily consists of domestic preferred stocks, common equities, exchange traded funds, limited partnerships, limited liability corporations and other types of equity interests, 95.3% of which are publicly traded.
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
Other Items
Income Taxes
Income tax expense for the three and nine months ended September 30, 2024 was $10.2 million and $29.8 million, respectively, compared to $6.1 million and $15.8 million, respectively, for the same 2023 periods. Our effective tax rates for the three and nine months ended September 30, 2024 were 21.7% and 22.2%, respectively, compared to 21.9% and 21.8%, respectively, for the same 2023 periods. For additional information, see Note 7 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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

Our cash flows for the nine months ended September 30, 2024 and 2023 were:

($ in thousands)	2024	2023
Cash and cash equivalents provided by (used in):
Operating activities	$283,216	$218,539
Investing activities	(227,963)	(307,833)
Financing activities	(4,233)	67,549
Change in cash and cash equivalents and restricted cash	$51,020	$(21,745)

The increase in cash provided by operating activities in 2024 and 2023 was primarily due to positive cash flow from our insurance operations. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
Net cash used in investing activities in 2024 was primarily driven by purchases of fixed maturity securities, partially offset by sales and maturities of investment securities and sales of short-term investments. Net cash used in investing activities in 2023 was primarily driven by purchases of fixed maturity securities and short-term investments.
Net cash used in financing activities in 2024 was driven by net payments on debt.
Credit Agreements
FHLB Loan
On August 30, 2024, we entered into a loan (“the FHLB Loan”) with the Federal Home Loan Bank of Dallas (the “FHLB”) pursuant to its Advances and Security Agreement. The FHLB Loan is a 4.5-year term loan in the principal amount of $57.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 4.00%. The FHLB Loan is fully secured by a pledge of specific investment securities of HSIC. We used the proceeds to fund the redemption of the March 15, 2024 draw on the Revolving Credit Facility and redeem $7.0 million of the March 29, 2023 draw on the Revolving Credit Facility (see “Revolving Credit Facility” below for additional information regarding the redemption).
Revolving Credit Facility
On March 29, 2023, we entered into an unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of participating banks. The Revolving Credit Facility provides us with up to a $150.0 million revolving credit facility and a letter of credit sub-facility of up to $30.0 million.
On March 14, 2024, we drew $50.0 million on the Revolving Credit Facility and used the proceeds and existing cash to fund the redemption of the Debentures (see “Debentures” below for additional information regarding the redemption).
On August 30, 2024, we fully redeemed the March 15, 2024 draw on the Revolving Credit Facility and redeemed $7.0 million of the March 29, 2023 draw on the Revolving Credit Facility. As of September 30, 2024, we had $43.0 million outstanding under the Revolving Credit Facility with another $107.0 million of undrawn capacity.
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the SOFR plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At September 30, 2024, the six-month SOFR on the Revolving Credit Facility was 4.25%, plus a margin of 1.60%.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of September 30, 2024, we are in compliance with all covenants.
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
At September 30, 2024 the ratio of total debt outstanding, including the FHLB Loan, the Revolving Credit Facility and the Notes, to total capitalization (defined as total debt plus stockholders’ equity) was 13.0% and at December 31, 2023, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization was 16.3%.
Share Repurchase Program
In October 2024, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including through Rule 10b5-1 trading plans. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The share repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time.
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
For the three and nine months ended September 30, 2024 our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 67.1% and 62.9%, respectively, compared to 78.9% and 61.2%, respectively, for the same 2023 periods.

The following is a summary of our reinsurance programs as of September 30, 2024:

Line of Business	Maximum Company Retention
Accident & Health	$0.90 million per occurrence
Commercial Auto(1)	$1.00 million per occurrence
Excess Casualty(1)(2)	$1.25 million per occurrence
General Liability(1)	$1.50 million per occurrence
Professional Lines(2)	$5.21 million per occurrence
Property(3)	$3.50 million per occurrence
Representation and Warranty	$3.25 million per occurrence
Surety(2)	$4.00 million per occurrence
Workers’ Compensation(2)	$2.33 million per occurrence

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2024 from those disclosed in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the quarter ended September 30, 2024, certain of our executives entered into written plans during an open insider trading window for the purchase or sale of our securities that are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
The material terms of these trading plans are set forth in the table below.

Name (Title)	Date of Adoption	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Andrew Robinson (Chief Executive Officer)	8/8/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 1/31/2025	Up to 22,796 shares(1)
Andrew Robinson (Chief Executive Officer)	9/10/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 5/30/2025	Up to 60,358 shares
Mark Haushill (Chief Financial Officer)	8/8/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 1/31/2025	Up to 5,699 shares(1)
John Burkhart (President, Specialty Lines and Industry Solutions)	8/8/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 1/31/2025	Up to 5,065 shares(1)
Kirby Hill (President, Captives, Programs, Alternative Risks)	8/8/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 1/31/2025	Up to 5,445 shares(1)
Dan Bodnar (Chief Information & Technology Officer)	8/8/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 1/31/2025	Up to 2,532 shares(1)
Dan Bodnar (Chief Information & Technology Officer)	9/11/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 6/30/2025	Up to 2,699 shares
Sean Duffy (Chief Claims Officer)	8/8/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 1/31/2025	Up to 4,305 shares(1)
Sean Duffy (Chief Claims Officer)	9/11/2024	Rule 10b5-1(c) Trading Arrangement	3/17/2025 – 12/31/2025	Up to 5,625 shares
Sandip Kapadia (Chief Actuary & Analytics Officer)	8/8/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 1/31/2025	Up to 2,532 shares(1)
Sandip Kapadia (Chief Actuary & Analytics Officer)	9/12/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 3/31/2025	Up to 5,362 shares
Tom Schmitt (Chief People & Administrative Officer)	8/8/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 1/31/2025	Up to 3,799 shares(1)
Tom Schmitt (Chief People & Administrative Officer)	9/3/2024	Rule 10b5-1(c) Trading Arrangement	3/3/2025 – 12/31/2025	Up to 6,300 shares
Leslie Shaunty (General Counsel & Secretary)	8/8/2024	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 1/31/2025	Up to 2,532 shares(1)

(1) The number of shares of common stock sold under the Rule 10b5-1 trading arrangement will be limited to such number of shares necessary to satisfy applicable tax obligations upon the vesting of covered securities and is not yet determinable.

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

Skyward Specialty Insurance Group, Inc.
Date: November 7, 2024	By:	/s/ Andrew Robinson
Andrew Robinson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)