Form 10-K
period 2024-12-31
Skyward Specialty Insurance Group, Inc.
filed 2025-03-03
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No  ☒
Aggregate market value of shares of the registrant’s common stock held by non-affiliates as of June 30, 2024 was approximately $1,333,367,336.
Number of shares of the registrant’s common stock outstanding at February 26, 2025 was 40,127,908 .
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2025 annual meeting of stockholders (the “2025 Proxy Statement”), which will be filed within 120 days of December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

Where You Can Find More Information
In this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Form 10-K”), “we,” “our,” “us,” “Skyward Specialty,” or “SKWD” refer to Skyward Specialty Insurance Group, Inc. and its subsidiaries. We file annual, quarterly, and current reports, proxy statements and other information with the United States Securities and Exchange Commission (the “SEC”). General information about us can be found at https://investors.skywardinsurance.com/. Our Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website at https://investors.skywardinsurance.com/ as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Skyward Specialty.
We use our investor relations website, https://investors.skywardinsurance.com/, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media channels. Information contained on or accessible through, including any reports available on, our website or social media channels is not a part of, and is not incorporated by reference into, this Form 10-K or any other report or document we file with the SEC. Any reference to our website in this Form 10-K is intended to be an inactive textual reference only.

Forward-Looking Statements
All statements, other than statements of historical facts, included in this Form 10-K, or incorporated herein by reference, including, without limitation, statements regarding Skyward Specialty’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although Skyward Specialty believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause Skyward Specialty’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. Except to the limited extent required by applicable law, Skyward Specialty undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Adjusted loss and LAE ratio, expressed as a percentage, is a non-GAAP financial measure defined as the ratio of losses and LAE, excluding losses and LAE related to the loss portfolio transfer (“LPT”) and all development on reserves covered by the LPT through December 31, 2024, to net earned premiums. The LPT was commuted effective January 31, 2025.
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
Our portfolio of insured risks is highly diversified—we insure customers operating in a wide variety of industries; we distribute through multiple channels; we write multiple lines of business, including general liability, excess liability, professional liability (including cyber and media liability insurance), commercial auto, group accident and health, property, agriculture, credit, surety and workers’ compensation; we insure both short and medium duration liabilities; and our business mix is principally primary insurance and balanced between E&S and admitted markets. A small portion of our business is specialty reinsurance (principally agriculture and credit) which is similarly focused on attractive specialty classes where we believe it is more efficient to approach these classes through reinsurance given factors such as cost of entry, including the costs of geographic expansion. All of these factors enable us to respond to market opportunities and dislocations by deploying capital where we believe we can consistently earn attractive risk-adjusted returns. We believe this diversification, which includes businesses not typically aligned with traditional P&C pricing cycles, combined with our underwriting and claims expertise, will more consistently produce strong growth and profitability across all insurance pricing cycles.
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
All of our insurance company subsidiaries are group rated and have financial strength ratings of “A” (Excellent) from the A.M. Best Company (“A.M. Best”) with stable outlook.
Our Business and Our Strategy
We have one reportable segment through which we offer a broad array of insurance coverages to a number of market niches. Each of our eight distinct underwriting divisions has dedicated underwriting leadership supported by high-quality technical staff with deep experience in their respective niches. We believe this structure and expertise allow us to serve the needs of our customers effectively and be a value-add partner to our distributors, while earning attractive risk-adjusted returns. For the year ended December 31, 2024, 44% of our gross written premiums were written on an admitted basis and 56% were non-admitted.
Our Underwriting Divisions
Accident & Health: Our Accident & Health (“A&H”) underwriting division provides medical stop loss to employers who self-insure their employee benefits, as well as covering group and single-employer captives. Our approach for managing medical costs, combined with our claims oversight, enables us to partner with select distribution partners. We target and serve a segment of the small and medium sized enterprise market that is actively seeking to take control of their healthcare costs by self-insuring a portion of their healthcare insurance. We write these products on an admitted basis and distribute primarily through retail brokers and wholesale broker partners.
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
Industry Solutions:  Our Industry Solutions underwriting division includes three underwriting units that each provide multiple coverages to the businesses they serve: construction, energy and inland marine. Our construction and energy underwriting units provide general liability, excess liability, commercial auto, workers’ compensation, and adjacent inland marine solutions, written principally on an admitted basis, to a broad range of middle market construction and energy production and servicing customers, including many in the alternative/renewable energy fields. Our inland marine underwriting unit focuses on logistics and other specialty property risk for assets that are constantly on the move. The industry segments we seek to underwrite often have high severity exposures that our teams of skilled and experienced underwriters and claims professionals are able to address quickly and creatively, frequently with multi-line solutions. We distribute these products through retail agents and brokers and a select network of wholesalers.
Professional Lines: Our Professional Lines underwriting division includes three underwriting units: management liability, professional liability (which includes cyber and media liability insurance), and allied health (which includes life sciences). Professional liability and allied health provide primary and excess claims-made liability products, on an E&S and admitted basis, distributed through both wholesale and retail brokers, depending on the product.
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
Surety: Our Surety underwriting division provides contract, commercial and transactional surety solutions to a range of trade and services organizations requiring bonding. We principally focus on small to medium sized enterprises with aggregate bond programs up to approximately $75.0 million for contract and $100.0 million for commercial and transactional. We write this business on an admitted basis and distribute through retail agents and brokers.
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
In addition to our continuing business, there are business units and lines of business that we previously exited and placed into run-off. We refer to these lines and businesses as our “exited business”.
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
We fundamentally believe that every underwriting and claims decision can be augmented with the use of new types of risk data and advanced technology. While our underwriting decisions are backed by reliable historical data and in-depth evaluation of risks resulting from intentional investment in data collection and processing capabilities, we amplify our underwriting and claims prowess by combining this data with new forms of risk data and predictive analytics. We also utilize generative artificial intelligence in our underwriting and claims handling where doing so can aid in our effectiveness and efficiencies without sacrificing the necessary expertise of our employees.
Diversified business that allows us to respond to, and capitalize on, changes in market conditions across P&C cycles.
We have been successful in building a diversified group of underwriting divisions spanning multiple product lines, industries, geographies and distribution channels, including business that is not typically aligned with traditional P&C cycles. We aim to evolve with, and adapt to, the market growing certain lines of business when market conditions are favorable and limiting our exposure to certain markets when conditions are less favorable. We believe the diversity of our book allows us to respond to, and capitalize on, market opportunities and dislocations across insurance market and pricing cycles resulting in a durable insurance franchise.
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
We believe we are well-positioned to take advantage of several trends impacting our customers in the United States and globally. One such trend is the continued rise in demand for specialized insurance solutions because of increasing risks, as well as the complexity of risks, due to climate change/increased frequency of severe weather events, supply chain uncertainty, financial inflation risk, cyber risk, emergence of novel health risks, increased level of litigation, attorney involvement and jury awards, and healthcare delivery and cost. Another such noticeable market trend is the emergence of “micro cycles and micro dislocations” where different pockets of the P&C insurance market experience hardening and softening at different times. We have demonstrated our ability to react quickly in response to these trends by launching new underwriting units, including many not typically aligned with P&C cycles, entering underserved markets, partnering with others with advanced technology, and launching new captive solutions. We believe our gross written premium growth and profitability is indicative of our momentum and provides a powerful reference for the positioning of our Company to continue to expand and grow in the markets we seek to serve.
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
We are committed to establishing and maintaining a strong balance sheet, starting with conservative loss reserves and strong capitalization ratios. We believe this is imperative to maintain the confidence of customers, distribution partners, reinsurers, regulators, rating agencies and shareholders. Our claims case reserves practices aim to reserve to the expected ultimate loss within 90 days of the first notice of loss. In addition, our practice is to maintain a level of incurred but not reported reserves (“IBNR”) that, together with our case reserves, is above our actuarial central estimate. We maintain loss reserves that represent our best estimate of ultimate losses.
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
We handle the majority of our claims in-house. In certain instances, we utilize Third Party Administrators (TPAs), to handle claims on Skyward’s behalf, when needed. Specifically, we may utilize TPAs for programs, captives, occupational accident, workers compensation and runoff claims. We actively manage and oversee our TPAs and monitor their individual claims-handling activities, to be in accordance with our claims handling and reserving guidelines and general best practices. We regularly audit our TPAs to ensure compliance with these guidelines and practices.
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
We are leveraging technology to gain efficiencies in the claims-handling process. For example, we created and implemented a Claims Development Severity Predictor. This predictive model trains on key phrases to identify claims that are more likely to lead to large loss development, allowing early identification, proactive claims management and summarization to help us understand why development will occur. This model has been integrated into our claims review and management workflow.
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
1.Superior Business Intelligence Platform.   SkyBI, our business intelligence platform, focuses on providing our senior leadership, as well as our technical teams, with real-time intelligence to drive superior decision making. SkyBI reflects the best practices our management team has learned from its extensive experience across the P&C insurance and technology sectors. We developed SkyBI, our single, comprehensive enterprise-wide data repository, as our foundation for reporting, business intelligence, analytics, and other advanced data capabilities. It provides our organization with information and performance metrics across the Company in an easy-to-consume visualized format. The data can be filtered by many categories, including distributor, customer segment, line of business, specific industry, individual underwriter, and specific risk feature among others. SkyBI aids in establishing clear line of sight to objectives as well as facilitating our decision-making process.
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
3.Core Transactional Platforms.   Our core operating platforms, including our policy administration, underwriting workbench, billing and claims systems, are intentionally designed to enable nimble scaling and expansion of our business. We generally use, third-party vendor developed core operating applications that we have customized for our company. Our core platform organization is used for all business except for accident & health, global property and agriculture and surety as the unique features of these underwriting divisions require select dedicated core processing components. Data gathered from our core operating platforms from all divisions flows to our SkyBI platform with comparable data quality and granularity regardless of underwriting division.
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
Like other companies, we face external threats to our information technology systems, including the possibility of system failure, attempts to steal our customer data, and ransomware attacks. We designed our technology infrastructure to function through almost any major disruption. We replicate our data in real time to a third-party cloud disaster recovery site for use in the event of a major system failure. We also back-up our data daily for system restoration if needed. Additional actions we take to prevent disruptions to our systems and data include: actively monitoring Cybersecurity and Infrastructure Security Agency’s (“CISA”) cybersecurity directives, taking immediate action on any vulnerability identified in a directive; conducting monthly vulnerability scans on all network attached devices, at all locations, with patching applied whenever needed; requiring two-factor authentication for access to any of our systems; conducting monthly security training for all employees; implementing endpoint detection agents for threat detection and response; performing desktop scenarios to practice responses to breaches involving our cybersecurity insurance partners and retained security consultants; and performing annual penetration testing. We constantly review our security breach posture and regularly implement updated processes, best practices and tools.
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
The following is a summary of our reinsurance programs as of December 31, 2024:

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
(3) Catastrophe loss protection is purchased up to $36.0 million in excess of $12.0 million retention, which provides cover for a 1:250-year PML event.
For the year ended December 31, 2024, property insurance represented 29% of our gross written premiums. We actively manage and continuously monitor our aggregation of property writings by geographic area to limit our potential for aggregation of loss resulting from severe events such as hurricanes, convective storms, and earthquakes. We buy catastrophe reinsurance to further mitigate an aggregation of property losses due to a single event or series of events. To inform our purchase of catastrophe reinsurance, we use third-party stochastic and our own deterministic models to analyze the risk of aggregation of losses from such events. These models provide a quantitative view of PML events, which is an estimate of the level of loss we would expect to experience once in a given number of years (referred to as the return period). Based upon our modeling, it would take an event beyond our 1 in 250-year PML to exhaust our $36.0 million property catastrophe coverage. Additionally, we seek to expose no more than 3.0% of our stockholders’ equity to a catastrophic loss that is less than a 1 in 250-year event. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event.
We seek to purchase reinsurance from reinsurers that are rated at least “A-” (“Excellent”) or better by A.M. Best. As of December 31, 2024, 99% of our reinsurance recoverables were either derived from reinsurers rated “A-” (Excellent) by A.M. Best, or better, or were collateralized for our reinsurance recoverable by the reinsurer. While we only select reinsurers whom we believe to have acceptable credit and A.M. Best ratings, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability to our policyholders. Hence, failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At December 31, 2024 and 2023, our allowance for uncollectible reinsurance was $2.3 million.

The following table sets forth our most significant reinsurers by amount of reinsurance recoverables, as well as the reinsurers A.M. Best rating, if applicable, as of December 31, 2024:

($ in thousands)
Reinsurer	Reinsurance Recoverables	AM Best Rating
Everest Reinsurance Co.	$154,181	A+
eMaxx Captives (1)	144,196	n/r
Partner Reinsurance Co. of the US	52,442	A+
General Reinsurance Corp	48,234	A++
Swiss Reinsurance America Corp	37,789	A+
ACE (Chubb Property & Casualty Ins Company)	36,527	A+
RGA Reinsurance Company	24,945	A+
Randall & Quilter (R&Q Bermuda (SAC) Ltd)(2)	22,663	n/r
Aspen Insurance UK Limited	19,998	A
Insurance Company of the West	18,112	A
Top 10 Total	559,087
All Others	298,789
Total	$857,876

(1) This reinsurer facilitates our eMaxx captive. At December 31, 2024, we held collateral in a statutory trust of $188.9 million on our net reinsurance recoverables.
(2) This reinsurer facilitated our LPT reinsurance agreement which was commuted effective January 31, 2025. At December 31, 2024, we held collateral in a statutory trust of $22.7 million on our net reinsurance recoverables.

Enterprise Risk Management
Our enterprise risk management (“ERM”) is embedded in nearly every aspect of our company and guides our day-to-day activities. At the highest level, our approach to ERM is to ensure we achieve an acceptable risk adjusted return for our shareholders while maintaining a strong foundation of trust and reliability for those we serve; as such we are intentional in our underwriting and asset portfolio construction. As an example, we aim to balance liability duration and market cyclicality of our underwriting portfolio, and we use reinsurance to manage volatility outside of our risk tolerances. Our investment strategy is similarly set out to have a diversified target portfolio that balances portfolio yield, liquidity, volatility, and potential for principal loss.
Our Senior Vice President (“SVP”) of Finance & ERM oversees several critical ERM processes as well as chairing our cross-functional corporate ERM Committee. We formalize our own view of risk and solvency in terms of potential economic loss using our Economic Capital Model (“ECM”). We use the output of our ECM to measure potential earnings and capital loss for a range of scenarios. These outputs are measured against risk tolerances that are set out and updated annually by the ERM Committee and discussed with the Risk Committee of our Board. More specifically, our ECM provides a probabilistic modeled view of earnings and capital loss that brings together the potential loss from catastrophes, reserving, underwriting, market, credit risk, strategic and operational risks.
Aside from maintaining our ECM and overseeing our risk tolerance framework, our SVP of Finance & ERM works with our ERM Committee to review and maintain a comprehensive risk register with accountabilities to ensure appropriate mitigations are in place and are monitored for any change. The top 10 risks are further identified and quantified by the SVP of Finance & ERM and the ERM Committee and reviewed every quarter. The SVP of Finance & ERM and the ERM Committee submit these reports to the Risk Committee on a regular basis.
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
The Investment Committee of our Board of Directors reviews and approves our investment policy and strategy. This committee meets quarterly to review and consider investment activities, tactics, and new investment opportunities. The portfolio is directed internally and includes both self-managed investments and portfolios managed by select third-party investment management firms.
For additional discussion regarding our investments, including the market risks related to our investment portfolio, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments.”
Competition
The specialty lines property & casualty insurance market consists of many markets and sub-markets. Each market is characterized by distinct customer needs and product and services to meet those needs, and specific economic and structural features. We face competition in our underwriting divisions from other specialty and standard insurers as well as program administrators. Competition is based on many factors including pricing of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of the underwriting and claims teams. Given the diversity of our underwriting divisions, our competition is broad and certain competitors may be specific to only a subset of our divisions. Some of our notable competitors include: Markel Corporation; W.R. Berkley Corporation; American Financial Group Inc.; Tokio Marine Holdings, Inc.; CNA Financial Corporation; Hiscox, Ltd.; RLI Corp.; Intact Finance Corporation; and Kinsale Capital Group, Inc.

Our Structure
We conduct our operations principally through four insurance companies: Great Midwest Insurance Company (“GMIC”), our largest insurance subsidiary, underwrites multiple lines of insurance on an admitted basis in all 50 states and the District of Columbia and is a certified surety bond company listed with the Department of the Treasury. Houston Specialty Company (“HSIC”), a subsidiary of GMIC, underwrites multiple lines of insurance on a surplus lines basis in 50 states, the District of Columbia and select foreign countries. Imperium Insurance Company (“IIC”), a subsidiary of HSIC, underwrites on an admitted basis in all 50 states and the District of Columbia. Oklahoma Specialty Insurance Company (“OSIC”), a subsidiary of IIC, is an approved surplus lines company in 49 states and the District of Columbia. Effective December 31, 2024, we restacked our insurance company subsidiaries into the aforementioned organizational structure, which allowed us to provide our growing surety business with the capital it needed to operate more effectively within the surety T-listing market.
The following table sets forth the geographic distribution of our gross written premiums for the year ended December 31, 2024:

2024
Texas	11.2%
California	8.8
Florida	8.3
Louisiana	6.8
New York	6.5
Georgia	4.4
Pennsylvania	3.9
New Jersey	3.2
Illinois	2.9
Massachusetts	2.5
All other states	41.5
Total	100.0%

In addition to our primary insurance companies, we also own Skyward Re, a wholly-owned captive reinsurance company domiciled in the Cayman Islands that was incorporated on January 7, 2020. Skyward Re was established to facilitate the LPT which was commuted effective January 31, 2025. We also operate three non-insurance companies: Skyward Underwriters Agency, Inc., a licensed agent, managing general agent and reinsurance broker, Skyward Service Company, which provides various administrative services to our subsidiaries and Skyward Specialty No. 1 Limited Company, a UK company which is an authorized Lloyd’s corporate member.

Our organizational structure is set forth below. Each entity is wholly-owned by its immediate parent:
Ratings
Our insurance group, Skyward Specialty Insurance Group, Inc. currently has a rating of “A” (Excellent) with stable outlook from A.M. Best, which rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns 13 ratings to insurance companies, which currently range from “A++” (Superior) to “D” (Poor). The “A” (Excellent) rating is the third highest rating. In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, leverage, and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its losses and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance, and ability to meet its obligations to policyholders. These ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not specifically related to securities issued by the company.
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
Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, some state legislatures have considered or enacted laws that alter and, in many cases, increase, state authority to regulate insurance companies and insurance holding company systems, as a protection against federal involvement. Further, the National Association of Insurance Commissioners (“NAIC”) and some state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. In addition, although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways, such as treatment of federal subsidiaries, regulations of quasi-governmental entities and regulations issued by federal governmental departments.
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
Employees and Human Capital
As of December 31, 2024, we had approximately 580 employees. Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees. We aim to be an employer of choice, and not just for insurance. As such, we strive to create a culture committed to fostering a rich diversity of thought, background and perspective.
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
•our ability to maintain effective internal control over financial and management systems and remediate material weaknesses; and
•our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

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
We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies. In particular, competition in the insurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with distribution partners, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition. In addition, a number of new, proposed or potential industry or legislative developments could further increase competition in our industry.
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

Also, if insurance distribution firm consolidation continues at its current pace or increases in the future, our sales channels could be materially affected in a number of ways, including loss of market access or market share in certain geographic areas. Specifically, we could be negatively affected due to loss of talent as the people most knowledgeable about our products and with whom we have developed strong working relationships exit the business following an acquisition, or increases in our commission costs as larger distributors acquire more negotiating leverage over their fees. Any such disruption that materially affects our sales channel could have a negative impact on our results of operations and financial condition.
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
•Increased cost due to “social inflation,” including continued increase of medical and material costs, more costly technology in vehicles, supply chain disruptions, more involvement of attorneys in claims matters, third-party financing of litigation, lawsuit abuse and other factors, all of which could increase the frequency and severity of claims and affect the adequacy of our loss reserves.
•If claims were to become more frequent, even if we had no liability for those claims, the cost of evaluating and handling such potential claims could escalate beyond the amount of the reserves we have established. As we enter new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated.
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
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of the date of this filing, A.M. Best has assigned a financial strength rating of “A” (Excellent) with stable outlook to us. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and is not an evaluation directed to investors and is not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward at its discretion based primarily on its analyses of our balance sheet strength, operating performance and business profile. There are specific building blocks A.M. Best reviews, including capital adequacy, operating performance, operating profile and ERM, as well as other factors that could affect its analyses such as:
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
The reinsurance contracts that we enter into to help manage our risks require us to pay premiums to the reinsurance carriers who will in turn reimburse us for a portion of covered policy claims. In many cases, a reinsurer will be called upon to reimburse us for policy claims many years after we paid insurance premiums to the insurer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our financial risk. However, our reinsurers may not pay claims we incur on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, political and/or regulatory prohibitions, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition. As of December 31, 2024, we had $857.9 million of reinsurance recoverables.
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
In addition, if we do not manage our TPAs effectively, or if our internal staff or TPAs are unable to effectively handle our volume of claims, our ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims work which, in turn, could adversely affect our operating margins.

Severe weather conditions, including the effects of climate change, catastrophes, pandemic, as well as man-made event events may adversely affect our business, results of operations and financial condition.
Our business is exposed to the risk of severe weather conditions, earthquakes and man-made catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, severe convective storms/tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, or man-made events such as explosions, war, terrorist attacks and riots. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including in areas that have not historically been exposed to natural disasters and in the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity, as well as drought conditions that increase wildfire risks. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. This may include catastrophes even where we do not insure against the loss, such as the 2025 California wildfires, as homes and businesses lost or damaged due to catastrophe may otherwise cancel our policies following such event. Additionally, any increased frequency and severity of such weather events, including hurricanes or convective storms (which are difficult to model with current tools), could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.
The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. We manage our exposure to losses by analyzing the probability and severity of the occurrence of loss events and the impact of such events on our overall underwriting and investment portfolio. However, we may be impacted indirectly in instances where businesses we insure are impacted by catastrophes that we have no direct exposure to but as a result they are unable or unwilling to continue paying premiums on our other product offerings. In addition, our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have a material adverse effect on our business and results of operations.
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
In addition to the impacts that environmental incidents have on our business, changes to law and regulation related to climate change could also directly affect our business. The current administration made comments during their election campaign suggesting that it was not supportive of various clean energy programs and initiatives, including the United Nations (“U.N.”) Framework Convention on Climate Change, designed to curtail global warming. On January 20, 2025, President Trump signed an executive order to withdraw the U.S. from the Paris Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions the current administration may take with respect to domestic and international programs and initiatives, and what support the administration would have for any potential changes to such legislative programs and initiatives in the U.N. or the U.S. Congress. Changes in federal, state, and local legislation and regulation based on concerns about climate change cannot be predicted but could have a material adverse effect on our business, operational and financial results.
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
If actual renewals of our existing contracts or new business from repeat insureds do not meet expectations, our written premium in future years and our future results of operations could be materially adversely affected.
Most of our contracts are written for a one-year term and are renewable. We also have certain insurance contracts which themselves do not renew, but the insureds are repeat insureds with regular new insurance contracts. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s contracts and business from repeat insureds. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals and repeat business do not meet expectations or if we choose not to write renewals or accept repeat business because of pricing conditions, our written premium in future years and our future operations would be materially adversely affected.
Increased public attention to environmental, social and governance matters may expose us to negative public perception, cause reputational harm, impose additional costs on our business or impact our stock price.
Recently, more attention is being directed towards publicly traded companies regarding environmental, social and governance (“ESG”) matters. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns could cause harm to our business and reputation. Alternatively, there could be backlash by investors or customers relating to ESG related topics which could cause harm to our business and reputation. Damage to our reputation as a result of our provision of policies to certain insureds could result in decreased demand for our insurance products and could have a material adverse effect on our business, operational results and financial results, as well as require additional resources to rebuild our reputation, competitive position and brand strength.
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
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets, and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending, and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. In addition, if certain segments of the economy, such as the construction, credit markets or energy production and servicing segments (which would affect several of our underwriting divisions at one time) were to significantly collapse, it could adversely affect our results. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
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
Although an individual insurance company’s financial performance depends on its own specific business characteristics, the profitability of most P&C insurance companies tends to follow this cyclical market pattern with higher gross written premium growth and improved profitability during hard market cycles. Further, this cyclical market pattern can be more pronounced in the E&S market than in the standard insurance market. When the standard insurance market hardens, the E&S market typically hardens, and growth in the E&S market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S market may return to the admitted market, exacerbating the effects of rate decreases on our financial results. Finally, the market may experience “micro cycles” where certain areas of the market harden or soften independently of the market as a whole, and perhaps at a more drastic rate. As a result, our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results will continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence or severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies and contracts, adverse investment performance, and the cost of reinsurance coverage.
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
A significant amount of our investment portfolio is invested in fixed maturity securities, or separately managed accounts and limited partnerships invested primarily in fixed maturity securities. Interest rates rose materially during 2022 and 2023. Should interest rates decline, including as a result of steps taken by the federal government to slow inflation, such as the recent rate cuts and the passage of the Inflation Reduction Act of 2022, a low interest rate environment would place pressure on our net investment income, particularly as it relates to these securities and short-term investments, which, in turn, may adversely affect our operating results. Recent and future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
Our primary insurance subsidiaries, GMIC, HSIC and IIC, are subject to extensive regulation in Texas, their state of domicile, and to a lesser degree, the other states in which they operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.
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
Our business could be adversely affected by changes in laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk-based capital requirements. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks, but could consider legislation in several areas that may affect the insurance industry, including privatization of government entities such as Freddie Mac or Fannie Mae, reduction in federal subsidiaries for certain businesses, such as agriculture, tort reform, corporate governance and the taxation of reinsurance companies.
Changes to the U.S. tax laws and implementation of new tax policies could have a significant negative impact on the overall economy and our business.
Legislative or other actions relating to taxes could have a negative effect on us, our investments, or our stockholders. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have other adverse consequences. Stockholders are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
Furthermore, the current administration has included as part of its agenda a potential reform of U.S. tax laws. The details of the potential reform have not yet emerged, but several intended reforms have been outlined, including reducing the corporate tax rate, extending certain provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”), and imposing new tariffs. The combined impact of extending certain tax benefits pursuant to the TCJA and the implementation of new tariffs could potentially lead to increases in the U.S. deficit, inflation, and interest rates, all of which could contribute to increases in market interest rates and a decrease in U.S. economic growth with a possibility of a recession, all of which could negatively impact our business.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, we had gross federal income tax net operating losses, or NOLs, of approximately $44.7 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, or otherwise. These NOLs are set to expire beginning in 2032.
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
The continued operation and growth of our business will require substantial capital. Accordingly, we do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders and meet our debt payment obligations largely depends on dividends and other distributions from our primary insurance subsidiaries, GMIC, HSIC, and IIC. State insurance laws, including the laws of Texas restrict the ability of GMIC, HSIC, and IIC to determine how we declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Dividend payments are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect.

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
Under applicable Texas insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquirer, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Texas insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of a Texas-domiciled insurer. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of Skyward Specialty and would trigger the applicable change of control filing requirements under Texas insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the Texas Insurance Department. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Skyward Specialty, including through transactions that some or all of the stockholders of Skyward Specialty might consider to be desirable.
Risks Related to Our Liquidity and Access to Capital
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that cash flows generated by our operations are insufficient to fund future operating requirements and cover claim losses, or that our capital position is adversely impacted by a decline in the fair value of our investment portfolio, losses from catastrophe events or otherwise, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, and the availability of reinsurance, market disruptions, and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. In any case, such securities may have rights, preferences and privileges that are senior to those of the shares of our common stock. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.
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
Our business is highly dependent upon our information technology and telecommunications systems, including our underwriting and claims systems. We rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments, and to prepare internal and external financial statements. Some of these systems may include or rely on third-party systems not located on our premises or under our control. Events such as natural catastrophes, terrorist attacks, industrial accidents, computer viruses and other cyber-attacks may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency plans and other reasonable plans to protect our systems, whether housed internally or through third-party cloud services, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.
Computer viruses, hackers, employee misconduct, and other external hazards could expose our systems to security breaches, cyber-attacks or other disruptions. While we have implemented security measures designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be subject to breaches or interference and we, and our third-party service providers, will likely continue to experience cybersecurity incidents of varying degrees. Any such event may result in operational disruptions as well as unauthorized access to, the disclosure of, or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, or other damage to our business. In addition, SEC and state law requirements regarding general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
Third parties to whom we outsource certain of our functions are also subject to these risks. While we review and assess our third-party providers’ cybersecurity controls, as appropriate, and make changes to our business processes to manage these risks, we cannot ensure that our attempts to keep systems from being compromised and confidential information from being disclosed will always be successful. Moreover, our increased use of third-party services (e.g. cloud technology and software as a service) can make it more difficult to identify and respond to cyberattacks in any of the above situations due to the dynamic nature of these technologies. These risks could increase as vendors adopt and use more cloud-based software services rather than software services which can be run within our data centers.
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
Further, to the extent that we grow inorganically through acquisition the success of such acquisitions is dependent upon our ability to identify appropriate targets, negotiate transactions on favorable terms, complete transactions and successfully integrate the targets into our existing business. If acquisitions are made, we may not realized the anticipated benefits of such acquisitions, including but not limited to, revenue growth, operational efficiencies or expected synergies.
We have experienced rapid growth in recent years, and our recent growth rates may not be indicative of our future growth.
We have experienced significant revenue growth in recent years. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
•price our products effectively so that we are able to attract and retain insureds without compromising our profitability;
•successfully deploy and implement our products, obtain renewals and provide our distribution partners with excellent support;
•attract and retain highly qualified underwriters and claims professionals;
•enhance our infrastructure and data reporting systems to ensure that we can effectively and efficiently deliver our products;
•successfully create new distribution channels;
•successfully introduce new products and enhance existing products;
•successfully compete against larger companies and new market entrants; and

•increase awareness of our brand.
We may not successfully accomplish any of these objectives and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent years or decline for any number of reasons, including those outlined herein. We also expect that our operating expenses could increase in future periods and if our revenue growth does not increase to offset these possible increases, our business, financial position and results of operations could be harmed and we may not be able to achieve or maintain profitability.
The effects of litigation on our business are uncertain and could have an adverse effect on our business.
As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any out-of-the-ordinary litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. Further, issues of social inflation, largely in the context of third-party claims, can lead to oversized judgments. Even when cases do not progress to judgment, litigation costs and settlement amounts can be inflated beyond what has historically been reasonable costs and expenses. This litigation is based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.
Loss of key vendor relationships or failure of a vendor to protect our data, confidential and proprietary information could affect our operations.
We rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software, and vendors and/or outsourcing of services such as claim adjustment services, human resource benefits management services and investment management services. In the event that any vendor suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, has their systems breached or compromised, or fails to protect our confidential, proprietary, and other information, we may suffer operational impairments and financial losses. In addition, while we generally monitor vendor risk, including the security and stability of our critical vendors, we may fail to properly assess and understand the risks and costs involved in the third-party relationships, and our financial condition and results of operations could be materially and adversely affected.
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
As a public company, and particularly since we are no longer an emerging growth company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the federal securities laws, including the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules and regulations subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. These rules and regulations increase our legal and financial compliance costs, make certain activities more time-consuming and costly, and require our management and other personnel to devote a substantial amount of time to compliance initiatives. Despite our best efforts, we may not be able to produce reliable financial statements or file such financial statements as part of a periodic report in a timely manner with the SEC or comply with Nasdaq listing requirements.
In particular, pursuant to Section 404 of the Sarbanes-Oxley Act, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes Oxley Act. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We must maintain accounting and finance staff and consultants with appropriate public company reporting, technical accounting, and internal control knowledge to satisfy the ongoing requirements of Section 404 and provide internal audit services. To achieve compliance with Section 404 of the Sarbanes-Oxley Act, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We are required to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.
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
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act, which requires annual assessments by management of the effectiveness of our internal control over financial reporting. We must implement and maintain substantial internal control systems and procedures to satisfy the reporting requirements under the Exchange Act.
During our assessments, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of Sarbanes Oxley. If we conclude that our internal control over financial reporting is not effective, the cost and scope of remediation actions and their effect on our operations may be significant. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on Nasdaq to be suspended or terminated, which could have a negative effect on the trading price of our common stock.
We have identified a material weakness in our internal control over information technology general controls (“ITGCs”). If we fail to remediate the material weakness, or if we fail to establish and maintain effective internal control over ITGCs, the market price of our common stock could be adversely affected.
The effectiveness of any controls or procedures is subject to certain inherent limitations, and as a result, there can be no assurance that our controls and procedures will prevent or detect misstatements. Even an effective system of internal control over ITGCs will provide only reasonable, not absolute, assurance with respect to ITGCs.
With the participation of our Chief Executive Officer, our Chief Financial Officer and our Chief Information and Technology Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that a material weakness existed as of December 31, 2024 related to the ineffective implementation of information technology general controls (“ITGCs”) in the area of user access for systems that support the Company’s financial reporting processes. Further, the Company’s related process-level IT dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective. See “ITEM 9A. CONTROLS & PROCEDURES” in this form 10-K for additional information including management’s remediation plan.
If we fail to remediate the material weakness in a timely manner or at all, or are otherwise unable to maintain effective internal control over ITGCs and the related process-level IT dependent manual and automated controls, management could be required to expend significant resources and be subject to fines, penalties, investigations or judgments, all of which could negatively affect investor confidence and adversely impact our stock price.
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
The securities markets have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. As a result of these factors, investors in our common stock may not be able to resell their shares at or above their purchase price. These broad market fluctuations, as well as general market, economic and political conditions, such as recessions, loss of investor confidence or interest rate changes, may negatively affect the market price of our common stock.
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

Our cybersecurity risk management program leverages the National Institute of Standards and Technology framework, which organizes cybersecurity risks into six categories: identify, protect, detect, respond, recover and govern. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media and email. In the event of an incident, we intend to follow our detailed crisis response playbook.
Further, we have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a quarterly cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. Further, we conduct periodic external penetration tests, red team testing and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. In the event of an incident, we have outside cybersecurity legal counsel who would consult and coordinate with other third parties involved in the incident, including communication and notification to third-parties as required; cybersecurity vendors that would perform various investigation services as well as assisting with the recovery and restoration of any impacted IT System services; cybersecurity experts who would assist with validation of the incident and assist with ransomware demands; and cybersecurity insurance providers.
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
Item 2. Properties
We lease our primary executive offices and insurance operations in Houston, Texas, and occupy approximately 20,400 square feet of office space. The lease for this space expires in 2029. We lease additional office space where appropriate. Management considers our office facilities suitable and adequate for our current levels of operations.
Item 3. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the NASDAQ Global Select Market under the symbol “SKWD” on January 13, 2023. Prior to that time, there was no public market for our common shares. As of February 26, 2025, there were approximately 5 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”) and is incorporated herein by reference.
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
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period beginning January 13, 2023 (the date our common stock began trading on Nasdaq) through December 31, 2024.
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

$300.00
$250.00
$200.00
$150.00
$100.00
January 13, 2023
December 31, 2023
December 31, 2024
Skyward Specialty Insurance Group, Inc.
Nasdaq Composite Index
Nasdaq Insurance Index

	January 13, 2023	December 31, 2023	December 31, 2024
Skyward Specialty Insurance Group, Inc.	$100.00	$177.38	$264.61
Nasdaq Composite Index	$100.00	$135.49	$174.30
Nasdaq Insurance Index	$100.00	$103.37	$128.30

Item 6. [Reserved] - Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
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
Our portfolio of insured risks is highly diversified — we insure customers operating in a wide variety of industries; we distribute through multiple channels; we write multiple lines of business, including general liability, excess liability, professional liability (which includes cyber and media liability insurance), commercial auto, group accident and health, property, agriculture, credit, surety and workers’ compensation; we insure both short and medium duration liabilities; and our business mix is principally primary insurance and balanced between E&S and admitted markets. A small portion of our business is specialty reinsurance (principally agriculture and credit) which is similarly focused on attractive specialty classes where we believe it is more efficient to approach these classes through reinsurance given factors such as cost of entry, including the costs of geographic expansion. All of these factors enable us to respond to market opportunities and dislocations by deploying capital with attractive risk-adjusted returns. We believe this diversification, which includes businesses not typically aligned with traditional P&C pricing cycles, combined with our underwriting and claims expertise, will more consistently produce strong growth and profitability across all insurance pricing cycles.
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
Results of Operations
The following table summarizes our results for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
($ in thousands)	2024	2023
Gross written premiums	$1,743,232	$1,459,829
Ceded written premiums	(619,654)	(549,138)
Net written premiums	$1,123,578	$910,691
Net earned premiums	$1,056,722	$829,143
Commission and fee income	6,703	6,064
Losses and LAE	669,809	515,237
Underwriting, acquisition and insurance expenses	311,757	243,444
Underwriting income(1)	$81,859	$76,526

Net investment income	$80,686	$40,322
Net investment gains (losses)	$6,256	$11,072
Income before income taxes	$152,739	$110,102
Net income	$118,828	$85,984
Adjusted operating income(1)	$126,650	$80,847

Loss and LAE ratio	63.4%	62.1%
Expense ratio	28.9%	28.6%
Combined ratio	92.3%	90.7%

Adjusted loss and LAE ratio(1)	62.3%	62.3%
Expense ratio	28.9%	28.6%
Adjusted combined ratio(1)	91.2%	90.9%

Return on equity	16.3%	15.9%
Return on tangible equity(1)	18.6%	19.0%
Adjusted return on equity(1)	17.4%	14.9%
Adjusted return on tangible equity(1)	19.8%	17.9%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2
Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income
The following table provides a reconciliation of adjusted operating income to net income for the years ended December 31, 2024 and 2023:

	2024		2023
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$152,739	$118,828	$110,102	$85,984
Less (add):
Net investment gains (losses)	6,256	4,942	11,072	8,747
Net impact of LPT	(11,598)	(9,162)	1,427	1,127
Other (loss) income	(167)	(132)	(632)	(499)
Other expenses	(4,392)	(3,470)	(5,364)	(4,238)
Adjusted operating income	$162,640	$126,650	$103,599	$80,847

Underwriting Income
The following table provides a reconciliation of underwriting income to income before federal income tax expense for the years ended December 31, 2024 and 2023:

($ in thousands)	2024	2023
Income before income taxes	$152,739	$110,102
Add:
Interest expense	9,496	10,024
Amortization expense	2,007	1,798
Other expenses	4,392	5,364
Less (add):
Net investment income	80,686	40,322
Net investment gains	6,256	11,072
Other loss	(167)	(632)
Underwriting income	$81,859	$76,526

Adjusted Loss Ratio / Adjusted Combined Ratio
The following table provides a reconciliation of the adjusted loss and LAE ratio and adjusted combined ratio to the loss and LAE ratio and combined ratio for the years ended December 31, 2024 and 2023:

($ in thousands)	2024	2023
Net earned premiums	$1,056,722	$829,143

Losses and LAE	669,809	515,237
Pre-tax net impact of loss portfolio transfer	(11,598)	1,427
Adjusted losses and LAE	$658,211	$516,664

Loss ratio	63.4%	62.1%
Less: Net impact of LPT	1.1%	(0.2)%
Adjusted loss ratio	62.3%	62.3%

Combined ratio	92.3%	90.7%
Less: Net impact of LPT	1.1%	(0.2)%
Adjusted combined ratio	91.2%	90.9%

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the years ended December 31, 2024 and 2023:

($ in thousands)	2024	2023
Stockholders’ equity	$793,999	$661,031
Less: Goodwill and intangible assets	87,348	88,435
Tangible stockholders’ equity	$706,651	$572,596

Adjusted Return on Equity
The following table provides a reconciliation of adjusted return on equity to return on equity for the years ended December 31, 2024 and 2023:

($ in thousands)	2024	2023
Numerator: adjusted operating income	$126,650	$80,847
Denominator: average stockholders’ equity	$727,515	$541,347
Adjusted return on equity	17.4%	14.9%

Return on Tangible Equity
Return on tangible equity for the years ended December 31, 2024 and 2023 reconciles to return on equity as follows:

($ in thousands)	2024	2023
Numerator: net income	$118,828	$85,984
Denominator: average tangible stockholders’ equity	$639,624	$452,194
Return on tangible equity	18.6%	19.0%

Adjusted Return on Tangible Equity
Adjusted return on tangible equity for the years ended December 31, 2024 and 2023 reconciles to return on equity as follows:

($ in thousands)	2024	2023
Numerator: adjusted operating income	$126,650	$80,847
Denominator: average tangible stockholders’ equity	$639,624	$452,194
Adjusted return on tangible equity	19.8%	17.9%

Underwriting Results
Premiums
The following tables present gross written premiums by underwriting division for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
($ in thousands)	2024	2023	Change	% Change
Industry Solutions	317,198	305,476	11,722	3.8%
Global Property & Agriculture	$311,402	$273,191	$38,211	14.0%
Captives	241,902	167,624	74,278	44.3%
Programs	218,407	178,726	39,681	22.2%
Accident & Health	173,073	151,701	21,372	14.1%
Transactional E&S	169,053	122,508	46,545	38.0%
Professional Lines	159,785	154,565	5,220	3.4%
Surety	152,429	106,056	46,373	43.7%
Total gross written premiums(1)	$1,743,249	$1,459,847	$283,402	19.4%
(1) Excludes exited business
The year-over-year increase in gross written premiums, when compared to 2023, was driven by double-digit premium growth from our captives, surety, transactional E&S, programs and global property & agriculture underwriting divisions. We continued to broaden and diversify our product portfolio during 2024, growing in areas that are less exposed to the P&C cycles. The gross written premium increases were primarily driven by (i) new captive members and growth in existing captives, (ii) new product offerings, including participation in the Small Business Administration (“SBA”) Bond Guarantee Program, and regional expansion in surety, (iii) new business and rate in transactional E&S, (iv) the addition of four new programs, including Aviation. and (iv) new business in global agriculture. Slightly offsetting the gross written premium increases were (i) downward pricing pressure in the global property market, and (ii) our intentional actions to address profitability in commercial auto.
Net written premiums were $1,123.6 million compared to $910.7 million in 2023, an increase of $212.9 million or 23.4%. The increase in net written premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
Net earned premiums for 2024 were $1,056.7 million compared to $829.1 million for 2023, an increase of $227.6 million, or 27.4%. The increase in net earned premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
For additional information regarding our reinsurance programs, see the discussion included in “Item 1 Business - Reinsurance”.

Losses and LAE
The following tables set forth the components of the loss and LAE ratios and adjusted loss and LAE ratios for the years ended December 31, 2024 and 2023:

	Twelve months ended December 31,
	2024		2023
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$640,257	60.6%	$504,664	60.9%
Cat loss and LAE(1)	17,954	1.7%	12,000	1.4%
Prior accident year development - LPT	11,598	1.1%	(1,427)	(0.2)%
Total losses and LAE	$669,809	63.4%	$515,237	62.1%
Adjusted losses and LAE(2):
Non-cat loss and LAE	$640,257	60.6%	$504,664	60.9%
Cat loss and LAE(1)	17,954	1.7%	12,000	1.4%
Total adjusted losses and LAE(2)	$658,211	62.3%	$516,664	62.3%

(1) Current accident year
(2) See "Reconciliation of Non-GAAP Financial Measures" included in this Item 2
The 2024 loss ratio increased 1.3 points, respectively, when compared to 2023, primarily due to the net impact of prior accident year development related to the LPT, which added 1.1 points to the loss ratio. The non-cat loss and LAE ratio for 2024 improved 0.3 points when compared to 2023, primarily driven by the shift in the mix of business. The 2024 cat loss and LAE ratio increased 0.3 points when compared to 2023, primarily due to catastrophe losses from Hurricanes Helene and Beryl in the third quarter of 2024 and Hurricane Milton in the fourth quarter of 2024.
Losses and LAE Development
The following table sets forth the presentation of the development of the ultimate liability by accident year for the years ended December 31, 2024 and 2023:

($ in thousands)	Development
	(Favorable) Adverse
Accident Year	2024	2023
Prior	$25,535	$4,333
2020	(606)	4,341
2021	978	289
2022	(1,479)	1,807
2023	1,300	—
Total	$25,728	$10,770
Reserve development on losses subject to LPT	$25,300	$—
Reserve development on losses excluding losses subject to LPT	$428	$10,770

In 2024, the Company transitioned from evaluating reserves on a policy year basis to an accident year basis which results in earlier recognition of underlying claim trends, better alignment of exposure to risks, and adherence to commonly used industry best practices. In prior years, the Company’s methodology allocated IBNR from its policy year analysis to accident year. As a result of transitioning to accident year, IBNR within short-tail/monoline specialty lines, multi-line solutions, and exited lines was reallocated for the years ended December 31, 2023, 2022, 2021 and 2020, and certain amounts have been conformed to the current year presentation.
For the year ended December 31, 2024, the Company recognized adverse development related to prior years’ loss and loss expense reserves of $25.7 million; $10.1 million and $15.2 million in multi-line solutions and exited lines, respectively, were related to losses previously subject to the LPT from accident years 2018 and prior.
During the year ended December 31, 2023, the Company recognized adverse development related to prior years’ loss and loss expense reserves of $10.8 million. Adverse development of $11.7 million in multi-line solutions was driven by greater than expected severity in auto, general, and excess liability lines of business primarily from accident years 2020 to 2022. The adverse development was partially offset by favorable development in short-tail/monoline specialty lines. The favorable development was in the property line of business primarily from accident years 2021 and 2022.

Expense Ratio
The following tables set forth the components of the expense ratios for the years ended December 31, 2024 and 2023:

	Twelve months ended December 31,
	2024		2023
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$149,975	14.2%	$108,514	13.0%
Other operating and general expenses	161,782	15.3%	134,930	16.3%
Underwriting, acquisition and insurance expenses	311,757	29.5%	243,444	29.3%
Less: commission and fee income	(6,703)	(0.6%)	(6,064)	(0.7%)
Total net expenses	$305,054	28.9%	$237,380	28.6%

The expense ratio for 2024 increased 0.3 points when compared 2023, primarily driven by the business mix shift partially offset by earnings leverage.
The expense ratios for the periods presented exclude the impact of IPO related stock compensation and secondary offering expenses, which are reported in other expenses in our consolidated statements of operations and comprehensive income.
Investment Results
Beginning January 1, 2024, we simplified the investment portfolio classifications to align with our strategy and the underlying risk characteristics of the portfolio. The prior period has been reclassified to conform to the current period presentation.
The following table sets forth the components of net investment income and net investment gains (losses) for the years ended December 31, 2024 and 2023:

	Twelve months ended December 31,
$ in thousands	2024	2023
Short-term investments & cash and cash equivalents	$17,643	$11,677
Fixed income	57,631	36,547
Equities	2,745	2,212
Alternative and strategic investments	2,667	(10,114)
Net investment income	$80,686	$40,322
Net unrealized gains on securities still held	$7,921	$11,130
Net realized losses	(1,665)	(58)
Net investment gains	$6,256	$11,072

Net investment income for the year ended 2024 increased $40.4 million when compared to 2023.
The increase in income from our fixed income portfolio for 2024, when compared to 2023, was due to (i) a larger asset base as we continued to increase our allocation to this part of our investment portfolio and (ii) a higher book yield of 5.2% at December 31, 2024 compared to 4.5% at December 31, 2023. The increase in income from short-term investments & cash and cash equivalents for 2024 when compared to 2023 was due to higher investment yields and a larger asset base. The fair value of our alternative and strategic investments portfolio for 2024 increased when compared to 2023 due to an increase in the fair value of limited partnership investments.

Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at December 31, 2024 and 2023:

	2024		2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Cash and cash equivalents	$121,603	6.1%	$65,891	3.9%
Short-term investments	274,929	13.8%	270,259	16.1%
Fixed income	1,318,708	66.2%	1,067,721	63.6%
Equities	106,254	5.3%	118,249	7.0%
Alternative and strategic investments	170,929	8.6%	157,458	9.4%
Total portfolio	$1,992,423	100.0%	$1,679,578	100.0%

Fixed income
Our fixed income portfolio primarily consists of investment grade fixed income securities, which are predominantly highly-rated and liquid bonds, and commercial mortgage loans.
The following table sets forth the components of our fixed income securities at December 31, 2024 and 2023:

	2024		2023
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
U.S. government securities	$26,486	2.0%	$44,166	4.1%
Corporate securities and miscellaneous	425,628	32.3%	383,420	35.9%
Municipal securities	84,716	6.4%	92,778	8.7%
Residential mortgage-backed securities	393,833	29.9%	281,626	26.4%
Commercial mortgage-backed securities	69,364	5.2%	29,934	2.8%
Other asset-backed securities	292,191	22.2%	185,727	17.4%
Total fixed income portfolio, available-for-sale	1,292,218	98.0%	1,017,651	95.3%
Commercial mortgage loans	$26,490	2.0%	$50,070	4.7%
Total fixed income portfolio	$1,318,708	100.0%	$1,067,721	100.0%

The weighted average credit rating of our available-for-sale fixed income portfolio was “AA-” by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) at December 31, 2024 and 2023. The following table sets forth the credit quality of our available-for-sale fixed income portfolio at December 31, 2024 and 2023, as rated by Standard & Poor’s or equivalent designation:

	2024		2023
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$483,099	37.3%	$493,252	48.6%
AA	141,177	10.9%	105,906	10.4%
A	429,703	33.3%	233,487	22.9%
BBB	216,602	16.8%	154,096	15.1%
BB and Lower	21,637	1.7%	30,910	3.0%
Total fixed income portfolio, available-for-sale	$1,292,218	100.0%	$1,017,651	100.0%

Our commercial mortgage loans are primarily senior loans on real estate across the U.S.
The average duration of our fixed income portfolio was approximately 4.34 years and 4.24 years, respectively, as of December 31, 2024 and 2023.

Equities
The equities portfolio primarily consists of domestic preferred stocks, common equities, exchange traded funds, limited partnerships, limited liability corporations and other types of equity interests, 100.0% of which are publicly traded.
The following table sets forth the components of our equities portfolio by security type at December 31, 2024 and 2023:

	2024		2023
($ in thousands)	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
Domestic common equities	$70,665	66.5%	$71,502	60.5%
International common equities	34,425	32.4%	39,389	33.3%
Preferred stock	1,164	1.1%	7,358	6.2%
Equities	$106,254	100.0%	$118,249	100.0%

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of debt instruments in our core fixed income and opportunistic fixed income portfolios. Our risk management strategy and investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2024, our core fixed income portfolio had an average rating of “AA-,” with approximately 81.5% of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade fixed income securities which are high quality and liquid, providing a stable income stream, supplemented by opportunistic fixed income and equity securities, with the objective of further enhancing the portfolio’s diversification and risk-adjusted returns. At December 31, 2024, approximately 1.7% of our core fixed income portfolio was unrated or rated below investment-grade. Through our investment managers, we monitor the financial condition of all of the issuers of securities in our portfolio.
In addition, we are subject to credit risk with respect to our third-party reinsurers. Although our third-party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue, and we might not collect amounts recoverable from our reinsurers. We address this credit risk by seeking to purchase reinsurance from reinsurers that are rated at least “A-” (Excellent) or better by A.M. Best. We also perform, along with our reinsurance broker, periodic credit reviews of our reinsurers. At December 31, 2024, 99% of our reinsurance recoverables were either derived from reinsurers rated “A-” (Excellent) by A.M. Best, or better, or were collateralized through funds held, trusts and letters of credit by the reinsurer. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed income securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our securities decreases. Conversely, as interest rates fall, the fair value of our securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio in directional relation to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our core fixed income investment portfolio after consideration of the estimated duration of our liabilities and other factors. Our fixed maturity securities had a weighted average effective duration of 4.34 years as of December 31, 2024.
We had fixed income securities that were subject to interest rate risk with a fair value of $1,292.2 million at December 31, 2024. Our opportunistic fixed income securities are excluded from our interest rate sensitivity analysis as they are primarily floating rate and treated as held to maturity securities.
The following table sets forth what changes might occur in the value of our core fixed income portfolio given hypothetical changes in interest rates as of December 31, 2024:

($ in thousands)	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
300 basis point increase	$1,118,982	$(173,236)	(13.4)%
200 basis point increase	$1,177,074	$(115,144)	(8.9)%
100 basis point increase	$1,234,820	$(57,398)	(4.4)%
No change	$1,292,218	$—	0.0%
100 basis point decrease	$1,349,269	$57,051	4.4%
200 basis point decrease	$1,405,973	$113,755	8.8%
300 basis point decrease	$1,462,329	$170,111	13.2%

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
Equity price risk
Equity price risk represents the potential economic losses due to adverse changes in equity security prices. At December 31, 2024, approximately 6.7% of the fair value of our investment portfolio (excluding cash and cash equivalents and short-term investments) was invested in equity securities. We manage equity price risk through portfolio diversification and maintain a tail-risk management strategy that is designed to provide some protection for the equity portfolio if there is a significant decline in the S&P 500 within a 30 day period.
Other Items
Income Taxes
Income tax expense for the year ended December 31, 2024 was $33.9 million, compared to $24.1 million, for the year ended December 31, 2023. Our effective tax rate for the year ended December 31, 2024 was 22.2%, compared to 21.9%, for the year ended December 31, 2023.
See Note 13, “Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense and the amount computed at the indicated statutory rate for the years ended December 31, 2024 and 2023.
Liquidity and Capital Resources
Sources and Uses of Funds
We are organized as a holding company with our operations primarily conducted by our wholly-owned insurance subsidiaries, GMIC, HSIC, and IIC, which are domiciled in Texas, and OSIC, which is domiciled in Oklahoma. Accordingly, the holding company may receive cash through (1) corporate service fees from our operating subsidiaries, (2) payments pursuant to our consolidated tax allocation agreement, (3) dividends from our subsidiaries, subject to certain limitations discussed below regarding dividends from our insurance subsidiaries, (4) loans from banks, (5) draws on a revolving loan agreement, and (6) issuance of equity and debt securities. We also may use the proceeds from these sources to contribute funds to insurance subsidiaries in order to support premium growth, pay dividends and taxes and for other business purposes.
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
Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. Our insurance subsidiaries did not pay dividends to us for the years ended December 31, 2024 and 2023. See Note 23, “Statutory Accounting Principles and Regulatory Matters” to our consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding our insurance companies.
At December 31, 2024, our holding company had $2.9 million in cash and investments compared to $3.0 million at December 31, 2023.
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
The following table sets forth our cash flows for the years ended December 31, 2024 and 2023:

($ in thousands)	2024	2023
Cash and cash equivalents provided by (used in):
Operating activities	$305,115	$338,187
Investing activities	(243,694)	(493,809)
Financing activities	(4,232)	130,947
Change in cash and cash equivalents and restricted cash	$57,189	$(24,675)

The decrease in cash provided by operating activities in 2024 when compared to 2023 was primarily due an increase in cash outflows from our net reinsurance recoverables and net premiums receivables. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
Net cash used in investing activities in 2024 was primarily driven by purchases of fixed maturity securities, partially offset by sales and maturities of investment securities and sales of short-term investments. Net cash used in investing activities in 2023 was primarily driven by purchases of fixed maturity securities.

Net cash used in financing activities in 2024 was driven by net payments on debt.
Credit Agreements
FHLB Loan
On August 30, 2024, we entered into a loan (the “FHLB Loan”) with the Federal Home Loan Bank of Dallas (the “FHLB”) pursuant to its Advances and Security Agreement. The FHLB Loan is a 4.5-year term loan in the principal amount of $57.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 4.00%. The FHLB Loan is fully secured by a pledge of specific investment securities of HSIC. We used the proceeds to fund the redemption of the March 15, 2024 draw on the Revolving Credit Facility and redeemed $7.0 million of the March 29, 2023 draw on the Revolving Credit Facility (see “Revolving Credit Facility” below for additional information regarding the redemption).
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
On August 30, 2024, we fully redeemed the March 15, 2024 draw on the Revolving Credit Facility and redeemed $7.0 million of the March 29, 2023 draw on the Revolving Credit Facility. As of December 31, 2024, we had $43.0 million outstanding under the Revolving Credit Facility with another $107.0 million of undrawn capacity.
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the SOFR plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At December 31, 2024, the six-month SOFR on the Revolving Credit Facility was 4.25%, plus a margin of 1.60%.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of December 31, 2024, we are in compliance with all covenants.
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
At December 31, 2024 the ratio of total debt outstanding, including the FHLB Loan, the Revolving Credit Facility and the Notes, to total capitalization (defined as total debt plus stockholders’ equity) was 13.1% and at December 31, 2023, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization was 16.3%.
Share Repurchase Program
In October 2024, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including through Rule 10b5-1 trading plans. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The share repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. As of December 31, 2024, no shares have been repurchased under this plan.

Contractual Obligations and Commitments
The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2024:

	Payments due by period
($ in thousands)	Total	Less Than One Year	One Year or More
Reserves for losses and LAE	$1,782,383	$433,204	$1,349,179
Long-term debt	120,000	—	120,000
Interest on debt obligations	41,443	6,246	35,197
Operating lease obligations	3,632	968	2,664
Total	$1,947,458	$440,418	$1,507,040

Reserves for losses and LAE represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. Estimating reserves for losses and LAE is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on our own, industry and peer group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period will be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and LAE are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and LAE totaled $857.9 million and $596.3 million at December 31, 2024 and December 31, 2023, respectively.
Critical Accounting Policies
We identified the accounting estimates below as critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 8 of this Form 10-K.
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
We categorize our reserves for unpaid losses and LAE into two types: case reserves and IBNR.

The following table sets forth our gross and net reserves for unpaid losses and LAE at December 31, 2024 and 2023:

	2024				2023
($ in thousands)	Gross	% of Total	Net	% of Total	Gross	% of Total	Net	% of Total
Case reserves	$567,192	31.8%	$342,612	30.8%	$561,474	42.7%	$318,863	37.1%
IBNR	1,215,191	68.2%	768,925	69.2%	753,027	57.3%	540,154	62.9%
Total	$1,782,383	100.0%	$1,111,537	100.0%	$1,314,501	100.0%	$859,017	100.0%

Case reserves are established for individual claims that have been reported to us. We are notified of losses by our insureds or their agents or our brokers. Based on the information provided, we establish case reserves by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Our claims department personnel use their knowledge of the specific claim along with advice from internal and external experts, including underwriters and legal counsel, to estimate the expected ultimate losses. In limited circumstances, we utilize the services of TPAs to assist in the adjustment of claims. Our internal claims managers oversee TPA activities and monitor their individual claim handling activities to our prescribed standards. The incurred but not reported (“IBNR”) reserve is derived by estimating the ultimate unpaid reserve liability and subtracting case reserves.
Management’s best estimate of the ultimate unpaid liability is set by our Reserve Committee, who consider the actuarial indications along with other factors such as underwriting, claims handling, economic, legal and environmental changes.
Our Reserve Committee includes our Chief Actuary, Chief Financial Officer and Chief Claims Officer. The Reserve Committee meets quarterly to review the actuarial reserving recommendations made by the Chief Actuary and uses their judgment to determine the best estimate to be recorded for the reserve for losses and LAE on our balance sheet. In establishing the quarterly actuarial recommendation for the reserves for losses and LAE, our actuary estimates an initial expected ultimate loss ratio for each of our underwriting divisions. Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, is considered in setting our reserves.
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
The actuarial review considers multiple actuarial methods are used to estimate the reserve for losses and LAE. These methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures. The actuarial methods used to estimate losses and LAE reserves are:
•Reported and/or Paid Loss Development Methods
•Reported Bornhuetter-Ferguson Methods
•Paid Bornhuetter-Ferguson Method
When evaluating reserves related to less mature policy years, our actuaries rely on the Bornhuetter-Ferguson Method as the primary method for our ultimate loss indications. As we move to more mature policy years, we transition to the Reported and/or Paid Loss Development Methods. We primarily rely on reported methods where case reserving is consistently applied across policy years, however, when there is a change in reserving philosophy we will blend both reported and paid methods in our evaluation of ultimate loss indications.
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
A 5% change in net IBNR would result in a $38.4 million change in our reserves for losses and LAE and a $30.4 million change in net income and stockholders’ equity.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 requires segment disclosures for (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), (ii) how the CODM uses the reported measure(s) of segment profitability in assessing segment performance and resource allocation and (iii) the title and position of the CODM. This update states that entities with a single reportable segment are required to provide full segment disclosures. The guidance became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This update is applied retrospectively to all prior periods presented. We have added additional segment disclosures as required by ASU 2023-07. There was no impact to the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 requires public companies, on an annual basis, provide enhanced rate reconciliation disclosures, including disclosures of specific categories and additional information that meet a quantitative threshold. This update also requires public companies to, among other things, disaggregate income taxes paid by federal, state and foreign taxes. The guidance is effective for fiscal years beginning after December 15, 2024. We do not expect the amendments will have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 require a footnote disclosure about specific expenses by requiring PBEs to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03 as the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. We are evaluating the effect of the amendments on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Qualitative and Quantitative Disclosures about Market Risk are included in Item 7 of this Form 10-K under “Investments—Market Risk.”

Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Skyward Specialty Insurance Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Skyward Specialty Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Skyward Specialty Insurance Group, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness that existed as of December 31, 2024, related to the ineffective implementation of information technology general controls (“ITGCs”) in the area of user access for systems that support the Company’s financial reporting processes. Further, the Company’s related process-level IT dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 3, 2025, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Skyward Specialty Insurance Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Skyward Specialty Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.
Valuation of Reserves for Unpaid Losses and Loss Adjustment Expenses
Description of the Matter
At December 31, 2024, the Company’s reserves for unpaid losses and loss adjustment expenses (LAE) was $1.8 billion, of which a significant portion represents incurred but not reported reserves (IBNR). As described in Note 1 of the consolidated financial statements, the reserves for unpaid losses and LAE represents the Company’s estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust the losses that have been incurred as of the balance sheet date. The Company estimates the reserves for unpaid losses and LAE using individual case-basis valuations of reported claims and statistical analyses and various actuarial procedures. Those estimates are based on historical information, industry and peer group information, and estimates of trends in factors such as loss severity, loss frequency, and other factors such as inflation.
Auditing management’s estimate of reserves for unpaid losses and LAE, including IBNR, was complex and involved our actuarial specialists due to the significant estimation uncertainty associated with evaluating management’s methods and assumptions including loss development factors, expected loss ratios, and trends applied to the Company’s historical experience. These assumptions have a significant effect on the valuation of IBNR reserves.
How We Addressed the Matter in Our Audit
With the assistance of actuarial specialists, our audit procedures to test the Company’s reserves for unpaid losses and LAE included, among others, an evaluation of the selection of the actuarial methods utilized by management, including comparison with the actuarial methods used in prior periods and those used in the industry. In addition, we evaluated the assumptions used in the actuarial methods, by comparing the significant assumptions, including loss development factors, expected loss ratios, and trends to the Company’s historical experience and current industry benchmarks and trends. We developed an independent range of reserve estimates and compared the range of reserve estimates to management’s best estimate for unpaid losses and LAE. We also performed a review of the development of prior year reserve estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Houston, Texas
March 3, 2025

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
($ in thousands, except share and per share amounts)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $1,320,266 and $1,047,713, respectively)	$1,292,218	$1,017,651
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $243 and $329, respectively)	39,153	42,986
Equity securities, at fair value	106,254	118,249
Mortgage loans, at fair value	26,490	50,070
Equity method investments	98,594	110,653
Other long-term investments	33,182	3,852
Short-term investments, at fair value	274,929	270,226
Total investments	1,870,820	1,613,687
Cash and cash equivalents	121,603	65,891
Restricted cash	35,922	34,445
Premiums receivable, net	321,641	179,235
Reinsurance recoverables, net	857,876	596,334
Ceded unearned premium	203,901	186,121
Deferred policy acquisition costs	113,183	91,955
Deferred income taxes	30,486	21,991
Goodwill and intangible assets, net	87,348	88,435
Other assets	86,698	75,341
Total assets	$3,729,478	$2,953,435
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$1,782,383	$1,314,501
Unearned premiums	637,185	552,532
Deferred ceding commission	40,434	37,057
Reinsurance and premium payables	177,070	150,156
Funds held for others	102,665	58,588
Accounts payable and accrued liabilities	76,206	50,880
Notes payable	100,000	50,000
Subordinated debt, net of debt issuance costs	19,536	78,690
Total liabilities	2,935,479	2,292,404
Stockholders’ equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 40,127,908 and 39,863,756 shares issued and outstanding, respectively	401	399
Additional paid-in capital	718,598	710,855
Stock notes receivable	—	(5,562)
Accumulated other comprehensive loss	(22,120)	(22,953)
Retained earnings (accumulated deficit)	97,120	(21,708)
Total stockholders’ equity	793,999	661,031
Total liabilities and stockholders’ equity	$3,729,478	$2,953,435

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Years Ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2022
Revenues:
Net earned premiums	$1,056,722	$829,143	$615,994
Commission and fee income	6,703	6,064	5,199
Net investment income	80,686	40,322	36,931
Net investment gains (losses)	6,256	11,072	(15,705)
Other (loss) income	(167)	(632)	1
Total revenues	1,150,200	885,969	642,420
Expenses:
Losses and loss adjustment expenses	669,809	515,237	402,512
Underwriting, acquisition and insurance expenses	311,757	243,444	182,171
Interest expense	9,496	10,024	6,407
Amortization expense	2,007	1,798	1,547
Other expenses	4,392	5,364	—
Total expenses	997,461	775,867	592,637
Income before income taxes	152,739	110,102	49,783
Income tax expense	33,911	24,118	10,387
Net income	118,828	85,984	39,396
Net income attributable to participating securities	—	1,677	18,879
Net income attributable to common stockholders	$118,828	$84,307	$20,517
Comprehensive income
Net income	$118,828	$85,984	$39,396
Other comprehensive income (loss):
Unrealized gains and losses on investments:
Net change in unrealized gains (losses) on investments, net of tax	9,792	25,516	(48,545)
Reclassification adjustment for (losses) gains on securities no longer held, net of tax	(8,959)	(4,984)	420
Total other comprehensive income (loss)	833	20,532	(48,125)
Comprehensive income (loss)	$119,661	$106,516	$(8,729)
Per share data:
Basic earnings per share	$2.97	$2.34	$1.24
Diluted earnings per share	$2.87	$2.24	$1.21
Weighted-average common shares outstanding
Basic	40,056,475	36,031,907	16,568,393
Diluted	41,377,460	38,317,534	32,653,194

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
($ in thousands, except share amounts)	2024	2023	2022
Preferred shares:
Balance at beginning of year	—	1,969,660	1,969,660
Preferred stock conversion to common shares	—	(1,969,660)	—
Balance at December 31	—	—	1,969,660
Common shares:
Balance at beginning of year	39,863,756	16,599,666	16,533,620
Issuance of shares	264,152	6,958,977	66,046
Preferred stock conversion to common shares	—	16,305,113	—
Balance at December 31	40,127,908	39,863,756	16,599,666
Preferred stock:
Balance at beginning of year	$—	$20	$20
Preferred stock conversion to common shares	—	(20)	—
Balance at December 31	$—	$—	$20
Common stock:
Balance at beginning of year	$399	$168	$168
Issuance of common stock	2	22	—
Preferred stock conversion to common shares	—	161	—
Proceeds from equity offerings, net	—	48	—
Balance at December 31	$401	$399	$168
Treasury stock:
Balance at beginning of year	$—	$(2)	$(2)
Preferred stock conversion to common shares	—	2	—
Balance at December 31	$—	$—	$(2)
Additional paid-in capital:
Balance at beginning of year	$710,855	$577,289	$575,159
Issuance of common stock	7,743	9,213	2,130
Preferred stock conversion to common shares	—	(143)	—
Proceeds from equity offerings, net	—	124,496	—
Balance at December 31	$718,598	$710,855	$577,289
Stock notes receivable:
Balance at beginning of year	$(5,562)	$(6,911)	$(9,092)
Employee equity transactions	5,562	1,349	2,181
Balance at December 31	$—	$(5,562)	$(6,911)
Accumulated other comprehensive loss:
Balance at beginning of year	$(22,953)	$(43,485)	$4,640
Other comprehensive income (loss), net of tax	833	20,532	(48,125)
Balance at December 31	$(22,120)	$(22,953)	$(43,485)
Retained earnings (accumulated deficit):
Balance at beginning of year	$(21,708)	$(105,417)	$(144,813)
Cumulative effect on adoption of ASU No. 2016-13	—	(2,275)	—
Net income	118,828	85,984	39,396
Balance at December 31	$97,120	$(21,708)	$(105,417)
Total stockholders’ equity	$793,999	$661,031	$421,662

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$118,828	$85,984	$39,396
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment (gains) losses	(6,256)	(11,072)	15,705
Depreciation and amortization expense	3,358	3,891	4,097
Stock-based compensation expense	9,395	8,525	2,287
Undistributed loss (earnings) from long-term investments	(6,338)	6,730	(16,032)
Deferred income tax, net	(8,708)	9,383	10,267
Changes in operating assets and liabilities:
Premiums receivable, net	(142,406)	(40,020)	(27,057)
Reinsurance recoverables, net	(261,542)	(17,270)	(45,032)
Ceded unearned premium	(17,780)	(28,476)	(19,672)
Deferred policy acquisition costs	(21,228)	(23,017)	(9,482)
Federal income taxes	4,500	(1,892)	—
Losses and loss adjustment expenses	467,882	172,744	162,208
Unearned premiums	84,653	110,023	79,221
Deferred ceding commission	3,377	7,208	(651)
Reinsurance and premium payables	26,914	36,460	(6,223)
Funds held for others	44,077	21,730	7,271
Accounts payable and accrued liabilities	19,177	2,285	7,583
Other, net	(12,788)	(5,029)	5,052
Net cash provided by operating activities	305,115	338,187	208,938
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(617,606)	(459,672)	(268,781)
Purchase of illiquid investments	(75)	(1,675)	(4,873)
Purchase of equity securities	(14,077)	(26,009)	(53,548)
Purchase of equity method investments	(32,173)	—	—
Purchase of intangible assets	—	(50)	—
Investment in direct and indirect loans	27,480	2,984	(9,767)
Purchase of property and equipment	(4,224)	(3,108)	(2,325)
Proceeds from the sales of fixed maturity securities, available-for-sale	217,468	26,626	13,964
Maturities, calls, transfers and paydowns of fixed maturity securities, available-for-sale	122,694	48,957	44,500
Maturities, calls and paydowns of fixed maturity securities held-to-maturity	6,015	11,444	—
Proceeds from the sales of equity securities	37,534	40,201	37,177
Sales of and distributions from equity method and other long-term investments	14,073	3,572	3,421
Change in short-term investments	(4,799)	(149,068)	43,120
Change in receivable/payable for securities	34	76	529
Cash provided by deposit accounting	3,962	11,913	3,202
Net cash used in investment activities	(243,694)	(493,809)	(193,381)
Cash flows from financing activities:
Employee share purchases	—	1,350	2,180
Repayment of stock notes receivable	5,562	—	—
Proceeds from long term borrowings	107,000	50,000	—
Payments on long term borrowings and trust preferred	(116,794)	(50,000)	—
Proceeds from initial public offering	—	129,597	—
Net cash (used in) provided by financing activities	(4,232)	130,947	2,180
Net increase (decrease) in cash and cash equivalents and restricted cash	57,189	(24,675)	17,737
Cash and cash equivalents and restricted cash at beginning of period(1)	100,336	125,011	107,274
Cash and cash equivalents and restricted cash at end of period(1)	$157,525	$100,336	$125,011
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,573	$10,667	$5,761
Cash paid for federal income taxes	$36,980	$15,800	$—
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
The Company has four wholly owned insurance company subsidiaries based in the United States:
•Great Midwest Insurance Company (“GMIC”) underwrites insurance on an admitted basis and is a certified surety bond company listed with the U.S. Department of the Treasury.
•Houston Specialty Insurance Company (“HSIC”), a subsidiary of GMIC, underwrites insurance on a non-admitted basis.
•Imperium Insurance Company (“IIC”), a subsidiary of HSIC, underwrites insurance on an admitted basis.
•Oklahoma Specialty Insurance Company (“OSIC”), a subsidiary of IIC, underwrites insurance on a non-admitted basis.
The Company has a wholly owned captive reinsurance company subsidiary, Skyward Re, that is domiciled in the Cayman Islands and assumed net reserves for certain divisions, related to a retroactive reinsurance contract, from the Company’s insurance companies and retroceded the net reserves to a third-party reinsurer.
The Company has three non-risk bearing wholly owned subsidiaries, (i) Skyward Underwriters Agency, Inc. (“SUA”),a managing general insurance agent and reinsurance broker for property and casualty risks in specialty niche markets, (ii) Skyward Service Company an entity which provides various administrative services to the Company’s subsidiaries, and (iii) Skyward Specialty No. 1 Limited, a Lloyd’s corporate member authorized to invest in Lloyd’s syndicates.
B.     Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which differ in some respects from those followed in reports to insurance regulatory authorities. The consolidated financial statements include the accounts of the holding company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies (continued)
E.    Investments
Available for Sale
Investments in fixed maturities that are classified as available-for-sale are carried at fair value. For available-for-sale fixed maturities in an unrealized loss position, the Company first determines whether there is an intent to sell the security or if it is more likely than not that the Company will be required to sell the security before maturity or recovery of its cost basis. If either of these criteria are met, the amortized cost of the security is written down to fair value with the losses recognized in net investment gains on the consolidated statements of operations. If neither of the these criteria are met, the Company determines whether unrealized losses are due to credit-related factors. If the unrealized losses are due to credit-related factors, an allowance for credit losses is determined using a present value of cash flows compared to the amortized cost of the security.
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
The Company elected the fair value option in accounting for mortgage loans effective January 1, 2023 as targeted transition relief from the adoption of ASU 2016-13. Under the fair value option, mortgage loans are measured at fair value, and changes in unrealized gains and losses on mortgage loans are reported in net investment (losses) gains on the consolidated statements of operations. Interest income and amortization continue to be recognized in net investment income on the consolidated statements of operations.
Equity method investments
Equity method investments include investments in equity and equity securities of non-public entities and indirect investments in loans and loan collateral.
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
1.    Summary of Significant Accounting Policies (continued)
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
Other long-term investments
Other long-term investments consist of an investment in a limited partnership held at net asset value (“NAV”) and other long-term investment securities.
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
The Company analyzes the credit risk associated with its reinsurance recoverables by monitoring the financial strength rating of its reinsurers from A.M. Best. It also assesses the adequacy of collateral obtained, where applicable. Should its reinsurers fail to fulfill their obligations, the Company has access to collateral from various reinsurers. As of December 31, 2024 and 2023, reinsurance collateral from reinsurers was $337.0 million and $257.5 million, respectively.
Reinsurance recoverables present potential exposures to individual reinsurers. Everest Reinsurance Co. and eMaxx Captives represented 18.0% and 16.8%, respectively, of the Company’s reinsurance recoverable balances at December 31, 2024, and 20.4% and 20.4%, respectively, at December 31, 2023, and were the only reinsurers that represented 10% or more of the Company’s reinsurance recoverable balances. Everest Reinsurance Co’s financial strength rating from A.M. Best was A+ at December 31, 2024 and 2023 and eMaxx Captives was not rated by A.M. Best at December 31, 2024 and 2023.
G.     Concentration of Credit Risk
Other than reinsurance recoverables, financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, investments and premiums receivable.
Cash equivalents and short-term investments include U.S. government securities and money market funds. Investments are diversified throughout many industries and geographic regions. The Company limits the amount of credit exposure with any one financial institution or issuer and believes no significant concentration of credit risk exists with respect to cash and investments. As of December 31, 2024 and 2023, outstanding premiums receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different lines of business and geographic regions. Failure by distribution sources to remit premiums could result in premium write-offs and a corresponding loss of income.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies (continued)
H.     Deferred Policy Acquisition Costs
Policy acquisition costs consist of commissions and premium taxes that vary with and are directly related to the successful production of new or renewal business. The Company defers policy acquisition costs and related ceding commissions and charges or credits them to earnings in proportion with the premium earned over the life of the policy.
A premium deficiency is recognized if the sum of expected losses, loss adjustment expenses, and unamortized acquisition costs exceed its related unearned premiums. The Company first recognizes a premium deficiency by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If its premium deficiency is greater than unamortized acquisition costs, it accrues a liability for the excess deficiency. Anticipated investment income is considered in the determination of premium deficiencies. Management performed an analysis and determined no premium deficiency existed as of December 31, 2024 and 2023.
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
The Company reviews goodwill and identifiable intangible assets for recoverability annually in the fourth quarter or on an interim basis should events or changes in circumstances indicate that a carrying amount may not be recoverable. Based upon this review, the Company did not have any goodwill impairment for the years ended December 31, 2024 and 2023.
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
L.     Reserves for Losses and Loss Adjustment Expenses
The reserves for unpaid losses and loss adjustment expenses (“LAE”) represents the Company’s estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust the losses that have been incurred as of the balance sheet date. We estimate the reserves using individual case-basis valuations of reported claims and statistical analyses and various actuarial procedures. Those estimates are based on our historical information, industry and peer group information and our estimates of future trends in variable factors such as loss severity, loss frequency and other factors such as inflation. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Additionally, during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and the related LAE may vary significantly from the estimate included in our financial statements. If actual liabilities do exceed recorded amounts,

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies (continued)
there will be an adverse effect. Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses, which would lead to a reduction in our reserves.
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
1.    Summary of Significant Accounting Policies (continued)
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
See Note 4 for further details regarding fair value disclosures.
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
R.    Earnings Per Share
Basic earnings per share is calculated using the two-class method. Undistributed earnings are allocated to participating securities based on the extent to which each class may share in earnings as if all the earnings for the period have been distributed. Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Common shares, when contingencies, such as vesting requirements, exist and have not been satisfied, are excluded from basic earnings per share.
The Company’s preferred shares participate in dividends and distributions with common stock on an as-converted basis and represent a participating security. Instruments awarded to employees that provide the holder the right to purchase common stock at a fixed price were included as potential common shares, weighted for the portion of the period they were granted, if dilutive.
The Company’s common and preferred shares financed by stock notes are contingently issuable instruments where the holder must return, all or part of, the shares if the stock notes are not paid off. These instruments are excluded from basic and diluted earnings per share when the specified conditions are not met presuming the end of the period is the end of the contingency period. The impact of the contingently issuable instruments on diluted earnings per share was calculated using the treasury stock method and included in the reconciliation of the denominator of the basic and diluted earnings per share computations for the year ended December 31, 2023. All outstanding stock notes were settled during 2024 so there was no impact to the Company’s basic and diluted earnings per share computations for the year ended December 31, 2024.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies (continued)
S.     Recent Accounting Pronouncements
Recent Accounting Standards Adopted
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 requires segment disclosures for (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), (ii) how the CODM uses the reported measure(s) of segment profitability in assessing segment performance and resource allocation and (iii) the title and position of the CODM. This update states that entities with a single reportable segment are required to provide full segment disclosures. The guidance became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This update is applied retrospectively to all prior periods presented. The Company has added additional segment disclosures as required by ASU 2023-07, see Note 12 for the additional disclosures required by this ASU.
Recent Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 requires public companies, on an annual basis, to provide enhanced rate reconciliation disclosures, including disclosures of specific categories and additional information that meets a quantitative threshold. This update also requires public companies to, among other things, disaggregate income taxes paid by federal, state and foreign taxes. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is continuing to evaluate the effect and currently does not expect the amendments will have a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 require a footnote disclosure about specific expenses by requiring PBEs to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure will also include certain other expenses, when applicable. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03 as the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the effect of the amendments on its consolidated financial statements.
2.    Goodwill and Intangible Assets
The following tables set forth the carrying amount and changes in the balance of goodwill by reporting unit at December 31, 2024 and 2023:

($ in thousands)	Accident and Health	Surety	Industry Solutions	Other	Total
Goodwill
Gross balance at December 31, 2023	$91,577	$6,781	$10,204	$3,879	$112,441
Accumulated impairment at December 31, 2023	(44,821)	—	—	(1,886)	(46,707)
Net balance at December 31, 2024	$46,756	$6,781	$10,204	$1,993	$65,734

($ in thousands)	Accident and Health	Surety	Industry Solutions	Other	Total
Goodwill
Gross balance at December 31, 2022	$91,577	$6,781	$10,204	$3,879	$112,441
Accumulated impairment at December 31, 2022	(44,821)	—	—	(1,886)	(46,707)
Net balance at December 31, 2023	$46,756	$6,781	$10,204	$1,993	$65,734

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Goodwill and Intangible Assets (continued)
The following tables set forth the carrying amount and changes in the balance of other intangible assets at December 31, 2024 and 2023:

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2023	$24,491	$1,117	$999	$14,019	$40,626
Accumulated amortization at December 31, 2023	(16,808)	(1,117)	—	—	(17,925)
Amortization	(1,087)	—	—	—	(1,087)
Net balance at December 31, 2024	$6,596	$—	$999	$14,019	$21,614

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2022	$24,441	$1,117	$999	$14,019	$40,576
Accumulated amortization at December 31, 2022	(15,547)	(893)	—	—	(16,440)
Additions	50	—	—	—	50
Amortization	(1,261)	(224)	—	—	(1,485)
Net balance at December 31, 2023	$7,683	$—	$999	$14,019	$22,701

The Company’s indefinite lived intangible assets relate to insurance licenses and trademarks. Its finite lived intangible assets, which relate to policy renewals, agency relationships, within agent relationships, and non-compete/exclusivity agreements, within non-competes, have a weighted average useful life of approximately 15 years as of December 31, 2024.
The Company recognized approximately $1.1 million in amortization expense for the year ended December 31, 2024, and $1.5 million for the years ended December 31, 2023 and 2022. The following table sets forth the estimated future net amortization expense of intangible assets:

($ in thousands)
Years Ending December 31,	Amount
2025	$1,016
2026	553
2027	553
2028	553
2029	553

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    Investments
The following tables set forth the amortized cost and the fair value by investment category at December 31, 2024 and December 31, 2023:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$26,577	$35	$(126)	$—	$26,486
Corporate securities and miscellaneous	433,298	5,618	(13,288)	—	425,628
Municipal securities	89,966	116	(5,366)	—	84,716
Residential mortgage-backed securities	408,585	1,875	(16,627)	—	393,833
Commercial mortgage-backed securities	70,262	545	(1,443)	—	69,364
Other asset-backed securities	291,578	2,447	(1,834)	—	292,191
Total fixed maturity securities, available-for-sale	$1,320,266	$10,636	$(38,684)	$—	$1,292,218
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$39,396	$—	$(436)	$(243)	$38,717
Total fixed maturity securities, held-to-maturity	$39,396	$—	$(436)	$(243)	$38,717

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
December 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,685	$202	$(721)	$—	$44,166
Corporate securities and miscellaneous	392,773	6,408	(15,761)	—	383,420
Municipal securities	98,266	655	(6,143)	—	92,778
Residential mortgage-backed securities	292,568	3,556	(14,498)	—	281,626
Commercial mortgage-backed securities	31,411	449	(1,926)	—	29,934
Other asset-backed securities	188,010	1,221	(3,504)	—	185,727
Total fixed maturity securities, available-for-sale	$1,047,713	$12,491	$(42,553)	$—	$1,017,651
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$43,315	$—	$(1,969)	$(329)	$41,017
Total fixed maturity securities, held-to-maturity	$43,315	$—	$(1,969)	$(329)	$41,017

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Investments (continued)
The amortized cost and estimated fair value of fixed maturity securities, available for sale, at December 31, 2024 by contractual maturity are shown below.

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$23,332	$23,292
Due after one year through five years	279,144	273,755
Due after five years through ten years	197,373	192,929
Due after ten years	49,992	46,854
Mortgage-backed securities	478,847	463,197
Other asset-backed securities	291,578	292,191
Total	$1,320,266	$1,292,218

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at December 31, 2024 consisted entirely of asset backed securities that were not due at a single maturity date.
At December 31, 2024, the Company had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $66.2 million pledged as collateral for a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Dallas (“FHLB”) pursuant to an Advances and Security Agreement between the Company and FHLB (the “Advances and Security Agreement”). In accordance with the terms of the FHLB Loans, the Company retains all rights regarding these pledged securities.
At December 31, 2024, the Company had assets with fair values of approximately $28.0 million pledged as collateral for the performance obligations under reinsurance agreements. In accordance with the terms of the trust agreements, the Company retains all rights regarding these securities, of which $24.3 million are residential mortgage-backed securities, $2.2 million of short-term investments and $1.5 million of cash and cash equivalents and other assets.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Investments (continued)
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2024 and 2023:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$15,938	$(34)	$2,297	$(92)	$18,235	$(126)
Corporate securities and miscellaneous	136,888	(2,060)	81,232	(11,228)	218,120	(13,288)
Municipal securities	41,930	(1,046)	27,687	(4,320)	69,617	(5,366)
Residential mortgage-backed securities	201,407	(3,366)	82,496	(13,261)	283,903	(16,627)
Commercial mortgage-backed securities	9,411	(126)	13,178	(1,317)	22,589	(1,443)
Other asset-backed securities	75,119	(721)	29,851	(1,113)	104,970	(1,834)
Total fixed maturity securities, available-for-sale	480,693	(7,353)	236,741	(31,331)	717,434	(38,684)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	2,144	(2)	36,573	(434)	38,717	(436)
Total fixed maturity securities, held-to-maturity:	2,144	(2)	36,573	(434)	38,717	(436)
Total	$482,837	$(7,355)	$273,314	$(31,765)	$756,151	$(39,120)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Investments (continued)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Fixed maturity securities, available-for-sale:
U.S. government securities	$7,342	$(25)	$25,604	$(696)	$32,946	$(721)
Corporate securities and miscellaneous	26,742	(570)	174,947	(15,191)	201,689	(15,761)
Municipal securities	16,815	(290)	47,269	(5,853)	64,084	(6,143)
Residential mortgage-backed securities	37,634	(602)	103,495	(13,896)	141,129	(14,498)
Commercial mortgage-backed securities	4,942	(74)	15,290	(1,852)	20,232	(1,926)
Other asset-backed securities	27,887	(106)	75,253	(3,398)	103,140	(3,504)
Total fixed maturity securities, available-for-sale	121,362	(1,667)	441,858	(40,886)	563,220	(42,553)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	41,017	(1,969)	41,017	(1,969)
Total fixed maturity securities, held-to-maturity:	—	—	41,017	(1,969)	41,017	(1,969)
Total	$121,362	$(1,667)	$482,875	$(42,855)	$604,237	$(44,522)

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
As of December 31, 2024, the Company had 778 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company reviewed its investments at December 31, 2024 and determined that no credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
•U.S. government securities and municipal securities: These securities were issued by the U.S. Treasury Department, Federal government-sponsored entities or by state and local governments. The decline in fair values was attributable to changes in interest rates and not credit quality. The Company does not intend to sell these securities and it is likely that it will not do so before their anticipated recovery. Therefore, the Company does not consider these impaired securities.
•Corporate securities and miscellaneous: Corporations in various industries issued these securities. The decline in fair values was attributable to changes in interest rates and not credit quality. The Company reviewed the issuers of these securities to identify any significant adverse change in financial condition, a change in the quality of credit enhancement (if any), a ratings decrease, or negative outlook assignment from a major credit rating agency, and any failure to make interest or principal payments. After these reviews, the Company determined that the decline in fair values was attributable to changes in interest rates and not credit quality. The Company does not intend to sell these securities and it is likely that it will not do so before their anticipated recovery. Therefore, the Company does not consider these impaired securities.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Investments (continued)
•Residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities: The decline in fair values was attributable to changes in interest rates and not credit quality. The Company does not intend to sell these securities and it is likely that it will not do so before their anticipated recovery. Therefore, the Company does not consider these impaired securities.
The following table sets forth the components of net investment gains (losses) for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	2024	2023	2022
Gross realized gains
Fixed maturity securities, available-for sale	$2,662	$1,042	$313
Equity securities	8,062	6,035	3,865
Other	127	2	36
Total	10,851	7,079	4,214
Gross realized losses
Fixed maturity securities, available-for sale	(8,161)	(1,879)	(958)
Equity securities	(4,132)	(5,256)	(3,827)
Other	(223)	(2)	(76)
Total	(12,516)	(7,137)	(4,861)
Net unrealized gains (losses) on investments
Equity securities	7,500	11,516	(15,058)
Mortgage loans	421	(386)	—
Net investment gains (losses)	$6,256	$11,072	$(15,705)

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	2024	2023	2022
Fixed maturity securities, available-for sale	$217,468	$26,626	$13,964
Equity securities	37,534	40,201	37,177

The following table sets forth the components of net investment income for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	2024	2023	2022
Income:
Fixed maturity securities, available-for sale	$57,574	$34,703	$18,481
Fixed maturity securities, held-to-maturity	4,177	4,163	5,375
Equity securities	2,720	3,418	3,579
Equity method investments	2,524	(9,434)	6,015
Mortgage loans	5,153	5,474	4,767
Indirect loans	(2,400)	(4,155)	4,846
Short-term investments and cash	14,851	11,392	1,498
Other	3,000	318	(77)
Total investment income	87,599	45,879	44,484
Investment expenses	(6,913)	(5,557)	(7,553)
Net investment income	$80,686	$40,322	$36,931

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Investments (continued)
The following table sets forth the change in net unrealized gains (losses) on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	2024	2023	2022
Fixed maturity securities	$1,046	$25,952	$(60,918)
Deferred income taxes	(213)	(5,420)	12,793
Total	$833	$20,532	$(48,125)

Various state regulations require the Company to maintain cash, investment securities or letters of credit on deposit with the states in a depository account. At December 31, 2024 and 2023, cash and investment securities on deposit had carrying values of approximately $66.8 million and $65.3 million, respectively.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Fair Value Measurements (continued)
Fixed maturity securities, available for sale and equity securities classified as Level 3
The Company has corporate securities and miscellaneous, other asset-backed securities that are managed by an independent asset manager and priced by an independent pricing provider. The provider estimates the value of the securities using the discount net present value of cash flows method using an unobservable discount rate. The discount rate spread represents the risk associated with future cash flows, including inflation, opportunity cost and the time value of money. This rate represents Level 3 fair value inputs.
The following table sets forth the range of the discount rate as of December 31, 2024:

December 31, 2024
High	8.00%
Low	5.70%
Weighted average	6.60%

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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
High	10.00%	9.50%
Low	7.00%	3.25%
Weighted average	7.93%	7.05%

Investment in RedBird Capital Partners
Included in other long-term investments is an investment in a limited partnership with RedBird Capital Partners, which invests in Bishop Street Underwriters, LLC (“Bishop Street”), a managing general agent (MGA). The investment had a fair value of $28.2 million at December 31, 2024, which was determined using the net asset value. The Company employs procedures to assess the reasonableness of the fair value of the investment including obtaining and reviewing the audited financial statements. The unfunded commitment related to the investment was $24.4 million at December 31, 2024. The Company may sell its interest in the investment with the appropriate prior written notice and approval by the general partner. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Fair Value Measurements (continued)
The following tables set forth the Company’s investments within the fair value hierarchy at December 31, 2024 and December 31, 2023:

December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$26,486	$—	$—	$26,486
Corporate securities and miscellaneous	—	354,815	70,813	425,628
Municipal securities	—	84,716	—	84,716
Residential mortgage-backed securities	—	393,833	—	393,833
Commercial mortgage-backed securities	—	69,364	—	69,364
Other asset-backed securities	—	285,084	7,107	292,191
Total fixed maturity securities, available-for-sale	26,486	1,187,812	77,920	1,292,218
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	38,717	38,717
Total fixed maturity securities, held-to-maturity	—	—	38,717	38,717
Equity securities:
Common stocks	64,251	—	—	64,251
Preferred stocks	—	1,164	—	1,164
Mutual funds	40,839	—	—	40,839
Total equity securities	105,090	1,164	—	106,254
Mortgage loans	—	—	26,490	26,490
Short-term investments	274,929	—	—	274,929
Total	$406,505	$1,188,976	$143,127	$1,738,608

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

The following tables set forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the years ended December 31, 2024 and 2023:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2023	$—	$50,070
Total gains (losses) for the period recognized in net investment gains (losses)	(195)	420
Issuances	—	649
Settlements	—	(24,649)
Purchases	77,979	—
Sales/Disposals	(374)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	510	—
Balance at December 31, 2024	$77,920	$26,490
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$411

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Fair Value Measurements (continued)

($ in thousands)	Mortgage Loans
Balance at December 31, 2022	$52,842
Total losses for the period recognized in net investment gains (losses)	(385)
Issuances	27,642
Settlements	(30,029)
Balance at December 31, 2023	50,070
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	(426)

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
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of December 31, 2024, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
Notes payable: The carrying value approximates the estimated fair value for notes payable as the notes payable accrue interest at current market rates plus a spread. The Company determines fair value using the income approach utilizing inputs that are observable (Level 2).
Subordinated debt: Subordinated debt consists of the Unsecured Subordinated Notes, due May 24, 2039 and have a fixed interest rate. The Company determines the fair value of these instruments using the income approach utilizing inputs that are observable (Level 2).
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
FHLB Loan	$57,000	$56,200	$—	$—
Revolving credit facility	$43,000	$43,000	$50,000	$50,000
Notes payable	$100,000	$99,200	$50,000	$50,000
Subordinated debt
Junior subordinated interest debentures	$—	$—	$59,186	$59,794
Unsecured subordinated notes	19,536	20,541	19,504	21,378
Subordinated debt, net of debt issuance costs	$19,536	$20,541	$78,690	$81,172

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”). As of December 31, 2024 and December 31, 2023, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate, mature in approximately 2 year to 3 years from loan origination and the principal amounts of the loans range between 64% to 80% of the property’s appraised value at the time the loans were made.
The following table sets forth the carrying value of the Company’s mortgage loans as of December 31, 2024 and December 31, 2023:

($ in thousands)	December 31, 2024	December 31, 2023
Commercial	$8,474	$14,469
Retail	10,032	16,072
Hospitality	7,984	12,744
Industrial	—	6,785
	$26,490	$50,070

The following table sets forth the Company’s gross investment income for mortgage loans for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	2024	2023	2022
Commercial	$2,025	$2,340	$1,242
Retail	1,853	1,853	1,255
Hospitality	1,277	1,034	411
Office	—	203	385
Multi-family	—	44	909
Industrial	—	—	565
	$5,155	$5,474	$4,767

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the years ended December 31, 2024, 2023 and 2022 respectively.
As of December 31, 2024 no mortgage loans were in the process of foreclosure and there were no mortgage loans that were not producing income for the previous 12 months. As of December 31, 2023, approximately $7.1 million of mortgage loans were in the process of foreclosure and $6.8 million of mortgage loans were not producing income for the previous 12 months.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    Equity Method Investments and Other
The following table sets forth the carrying value and ownership percentage of the Company’s equity method investments as of December 31, 2024 and 2023:

($ in thousands)	December 31, 2024		December 31, 2023
	Carrying Value	Ownership %	Carrying Value	Ownership %
Arena Special Opportunities Fund, LP units	$34,936	15.3%	$41,046	16.2%
JVM Funds LLC units	17,229	10.1%	20,061	10.1%
RISCOM	5,013	20.0%	4,121	20.0%
Hudson Ventures Fund 2 LP units	4,967	2.5%	4,669	2.5%
Arena SOP LP units	1,474	10.9%	2,463	12.3%
Brewer Lane Ventures Fund II LP units	1,040	2.4%	560	2.5%
Dowling Capital Partners LP units	666	5.0%	1,708	6.2%
	$65,325		$74,628

The following table sets forth the components of net investment income (loss) from equity method investments for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	2024	2023	2022
Arena Special Opportunities Fund, LP units	$2,375	$(2,880)	$3,719
RISCOM	1,492	884	1,471
Dowling Capital Partners LP units	1,463	927	502
Universa Black Swan LP units	—	(988)	(3,028)
Brewer Lane Ventures Fund II LP	(110)	(78)	—
Hudson Ventures Fund II LP units	(153)	170	379
Arena SOP LP units	(989)	(6,271)	3,042
JVM Funds LLC	(1,554)	(1,198)	(70)
	$2,524	$(9,434)	$6,015

The following table sets forth the unfunded commitment of equity method investments as of December 31, 2024 and 2023:

($ in thousands)	December 31, 2024	December 31, 2023
Brewer Lane Ventures Fund II LP units	$4,077	$4,610
Hudson Ventures Fund 2 LP units	397	848
Dowling Capital Partners LP units	386	386
	$4,860	$5,844

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    Equity Method Investments and Other (continued)
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of December 31, 2024 and 2023:

($ in thousands)	December 31, 2024	December 31, 2023
Investment in RISCOM:
Underlying equity	$3,756	$2,620
Difference	1,258	1,501
Recorded investment balance	$5,013	$4,121

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of December 31, 2024 and 2023:

($ in thousands)	December 31, 2024	December 31, 2023
Investment in JVM Funds LLC:
Underlying equity	$16,624	$19,304
Difference	605	757
Recorded investment balance	$17,229	$20,061

Investment in Indirect Loans and Loan Collateral
As of December 31, 2024 and 2023, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value of the SMA1 and SMA2 as of December 31, 2024 and 2023 were as follows:

($ in thousands)	December 31, 2024	December 31, 2023
SMA1	$20,296	$30,816
SMA2	12,973	5,209
Investment in indirect loans and loan collateral	$33,269	$36,025

7.    Allowance for Credit Losses
Premiums Receivable
The following tables set forth the changes in the allowance for expected credit losses on premiums receivable for the years ended December 31, 2024 and 2023.

($ in thousands)	Premiums Receivable, Net	Allowance for Estimated Uncollectible Premiums
Balance at December 31, 2023	$179,235	$964
Current period change for estimated uncollectible premiums		3,235
Write-offs of uncollectible premiums receivable		(1,895)
Recoveries of amounts previously written off		128
Balance at December 31, 2024	$321,641	$2,432

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    Allowance for Credit Losses (continued)

($ in thousands)	Premiums Receivable, Net	Allowance for Estimated Uncollectible Premiums
Balance at December 31, 2022	$139,215	$629
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023		—
Current period change for estimated uncollectible premiums		748
Write-offs of uncollectible premiums receivable		(513)
Recoveries of amounts previously written off		100
Balance at December 31, 2023	$179,235	$964

Reinsurance Recoverables
The Company analyzes the credit risk associated with its reinsurance recoverables by monitoring the financial strength rating of its reinsurers from A.M. Best, a widely recognized rating agency with an exclusive insurance industry focus. The Company assesses the financial strength rating annually and throughout the year as A.M. Best provides updates on ratings and outlooks. The Company assesses the adequacy of various forms of credit enhancements such as reinsurance payables, letters of credit and funds held. The following table sets forth the Company’s reinsurance recoverables net of credit enhancements by A.M. Best as of December 31, 2024:

	December 31, 2024
A.M. Best Rating	Reinsurance Recoverables, Gross, Amortized Cost	Percent of Total
A- and above	$837,807	97.4%
B++ to B+	6,021	0.7
Not rated	16,343	1.9

The Company considers reinsurance balances to be past due when they are 90 days past due. The following tables set forth the changes in the allowance for estimated uncollectible reinsurance for the years ended December 31, 2024 and 2023:

($ in thousands)	Reinsurance Recoverables, Net	Allowance for Estimated Uncollectible Reinsurance
Balance at December 31, 2023	$596,334	$2,295
Current period change for estimated uncollectible reinsurance		13,585
Write-offs of uncollectible reinsurance recoverables		(13,585)
Balance at December 31, 2024	$857,876	$2,295
Balance at

($ in thousands)	Reinsurance Recoverables, Net	Allowance for Estimated Uncollectible Reinsurance
Balance at December 31, 2022	$581,359	$—
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023		2,295
Current period change for estimated uncollectible reinsurance		—
Write-offs of uncollectible reinsurance recoverables		—
Balance at December 31, 2023	$596,334	$2,295

On January 31, 2025, the Company commuted the LPT with R&Q Re (Bermuda) Ltd. ("R&Q") related to accident years 2018 and prior. The Company recognized the uncollectible reinsurance recoverable balance related to the LPT as a net increase of $13.6 million to the allowance for estimated uncollectible reinsurance, which was subsequently written-off during the year ended December 31, 2024.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Property and Equipment
The following table presents the components of property and equipment as of December 31, 2024 and 2023, which are included within other assets on the consolidated balance sheets.

(in thousands)	2024	2023
Leasehold improvements	$3,056	$1,892
Equipment	4,506	5,033
Software	33,972	29,189
	41,534	36,114
Accumulated depreciation	(29,355)	(27,044)
Total	$12,179	$9,070

Depreciation expense related to property and equipment was $2.9 million, $3.2 million, and $3.6 million for the years ended December 31, 2024, 2023 and 2022 respectively.
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
The Company’s leases are primarily for office facilities which have been classified as operating leases. Its leases have remaining lease terms ranging from less than 1 year to 6 years, some of which include options to extend the leases. Lease expense for the years ended December 31, 2024, 2023, and 2022 was $2.1 million, $2.8 million and $2.6 million, respectively.
The following table provides information regarding the Company’s leases as of December 31, 2024 and 2023:

(in thousands)	2024	2023
Operating lease right-of-use assets	$3,135	$4,905
Operating lease liabilities	3,213	5,228
Operating lease weighted-average remaining lease term	4.39 years	4.55 years
Operating lease weighted-average discount rate	5.01%	3.95%

The following table presents the Company’s lease expenses for the years ended December 31, 2024, 2023 and 2022:

(in thousands)	2024	2023	2022
Operating lease expense	$1,714	$2,583	$2,414
Short-term lease expense	421	184	220
Total lease expense	$2,135	$2,767	$2,634
Operating cash outflows from operating leases	$2,082	$2,636	$2,382

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Leases (continued)
The following table sets forth the future minimum lease payment obligations of the Company’s operating leases at December 31, 2024:

(in thousands)	2024
2025	$968
2026	779
2027	686
2028	651
2029	415
Thereafter	133
Total future minimum operating lease payments	$3,632
Less imputed interest	(419)
Total operating lease liability	$3,213

10.    Notes Payable & Subordinated Debt
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
Revolving Credit Facility
The Company entered into an agreement to obtain a new unsecured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of participating banks during the first quarter of 2023. The Revolving Credit Facility provided the Company with up to a $150.0 million revolving credit facility and a letter of credit sub-facility of up to $30.0 million. As of December 31, 2023, the Company drew $50.0 million on the Revolving Credit Facility. During the first quarter of 2024, the Company drew an additional $50.0 million on the Revolving Credit Facility and used the proceeds to pay off the principal on its existing Debentures (defined below). On September 6, 2024, the Company redeemed $57.0 million of the draws on the Revolving Credit Facility.
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At December 31, 2024, the six-month SOFR on the Revolving Credit Facility was 4.25%, plus a margin of 1.60%.
The Company is subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of December 31, 2024, the Company was in compliance with all covenants.
Debentures
In May 2019, the Company entered into an agreement to issue unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the Notes is fixed at 7.25% for the first 8 years and fixed at 8.25% thereafter. Early retirement of the debt ahead of 8 year commitment requires all interest payments to be paid in full as well as the return of outstanding principal. Principal is due at maturity on May 24, 2039 and interest is payable quarterly. The Notes have junior priority to all previously issued debt. The Company reports debt related to the Notes in its December 31, 2024 and 2023 consolidated balance sheets, net of debt issuance costs of approximately $0.5 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
In August 2006, the Company received $58.0 million of proceeds from a debenture offering through a statutory trust, Delos Capital Trust (the “Trust”). The sole asset of the Trust consists of Fixed/Floating Rate Junior Subordinated

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    Notes Payable & Subordinated Debt (continued)
Deferrable Interest Debentures (the “Debentures”) with a principal amount of $59.8 million issued by the Company and cash of $1.8 million from the issuance of Trust common shares purchased by the Company equal to 3% of the Trust capitalization. On March 15, 2024, the Company redeemed the Debentures and paid $1.4 million of accrued interest.
11.     Stockholders Equity
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
12.     Segment
The Company has one reportable segment through which it offers a broad array of commercial property and casualty products and solutions on a non-admitted (or E&S) and admitted basis, predominantly in the United States. The segment is made up of eight distinct underwriting divisions, or “continuing business,” and has dedicated underwriting leadership supported by high-quality technical staff with deep experience in their respective niches. The Company defines its segment on the basis of the way in which internally reported financial information is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions and allocate resources. The Company’s CODM is the chief executive officer.
The accounting policies of the segment are the same as those described in Note 1 “Summary of Significant Accounting Policies” of this Form 10-K. The CODM assesses performance for the segment and decides how to allocate resources based on gross written premiums by net underwriting division, underwriting income, and income before income taxes that also is reported on the consolidated statements of operations as consolidated income before income taxes. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Gross written premiums by underwriting division, net underwriting income, and consolidated net income are used to monitor budget versus actual results. The chief operating decision maker also uses net underwriting income, return on equity and growth in book value per share in competitive analysis by benchmarking to the Company’s competitors. The

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.     Segment (continued)
competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.
The following table presents gross written premiums by underwriting division for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Industry Solutions	$317,198	$305,476	$267,628
Global Property & Agriculture	311,402	273,191	205,081
Captives	241,902	167,624	124,286
Programs	218,407	178,726	163,653
Accident & Health	173,073	151,701	130,808
Transactional E&S	169,053	122,508	75,098
Professional Lines	159,785	154,565	93,011
Surety	152,429	106,056	79,062
Total continuing business	$1,743,249	$1,459,847	$1,138,627
Exited business	(17)	(18)	5,325
Total gross written premiums	$1,743,232	$1,459,829	$1,143,952

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.     Segment (continued)
The following table presents information about reported segment net underwriting income, significant segment expenses and a reconciliation of net underwriting income to net income for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	2024	2023	2022
Underwriting income
Revenues:
Net earned premiums	$1,056,722	$829,143	$615,994
Commission and fee income	6,703	6,064	5,199
Total underwriting revenues	1,063,425	835,207	621,193
Expenses:
Losses and LAE	669,809	515,237	402,512
Amortization of policy acquisition costs	149,975	108,514	65,695
Other operating and general expenses	161,782	134,930	116,476
Total underwriting expenses	981,566	758,681	584,683
Net underwriting income	$81,859	$76,526	$36,510

Reconciliation of net underwriting income to net income:
Net underwriting income	$81,859	$76,526	$36,510
Add:
Net investment income	80,686	40,322	36,931
Net investment gains (losses)	6,256	11,072	(15,705)
Other (loss) income	(167)	(632)	1
Less:
Interest expense	9,496	10,024	6,407
Amortization expense	2,007	1,798	1,547
Other expenses	4,392	5,364	—
Income before income taxes	152,739	110,102	49,783
Income tax expense	33,911	24,118	10,387
Net income	$118,828	$85,984	$39,396

The following table presents return on equity and book value per share for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Return on equity	16.3%	15.9%	9.3%
Book value per share	$19.79	$16.72	$25.82

13.    Income Taxes
The following table sets forth the components of the Company’s income tax expense for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	2024	2023	2022
Current income tax expense	$42,626	$14,736	$120
Deferred tax (benefit) expense related to temporary differences	(8,715)	9,382	10,267
Total income tax expense	$33,911	$24,118	$10,387

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    Income Taxes (continued)
The Company’s provision for income taxes generally does not deviate substantially from the statutory tax rate. The effective tax rate may vary slightly from the statutory rate due to tax adjustments for tax-exempt income, dividends-received deduction and non-deductible expenses.
The following table sets forth the differences between income taxes expected at the federal statutory income tax rate of 21% and the reported income tax expense for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
($ in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at federal statutory rate	$32,075	21.0%	$23,121	21.0%	$10,454	21.0%
Tax advantaged investments	(239)	(0.2)	(295)	(0.3)	(324)	(0.7)
Other	2,075	1.4	1,292	1.2	257	0.6
Total income tax expense	$33,911	22.2%	$24,118	21.9%	$10,387	20.9%

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023:

($ in thousands)	2024	2023
Deferred tax assets:
Unearned premiums	$18,178	$15,365
Losses and loss adjustment expenses	16,967	11,581
Net operating losses	9,389	10,655
Unrealized losses on fixed maturity securities, available-for-sale	5,893	6,113
Stock options/awards	2,453	1,714
Other	6,067	4,237
Total deferred tax assets	58,947	49,665
Less valuation allowance	(586)	(586)
Total deferred tax assets after valuation allowance	58,361	49,079
Deferred tax liabilities:
Deferred policy acquisition costs	15,277	11,528
Unrealized gains on equity securities	4,818	3,243
Other long-term investments	2,625	6,460
Depreciation	1,426	1,260
Section 481(a) adjustment	1,391	3,477
Other	2,338	1,120
Total deferred tax liabilities	27,875	27,088
Deferred income taxes	$30,486	$21,991

The Company paid $37.0 million in federal income taxes during the year ended December 31, 2024. The Company’s federal income tax returns for tax years 2021 to 2023 are subject to examination by the Internal Revenue Service. The Company has no current U.S. federal or state and local income tax examinations on-going at this time.
At December 31, 2024, the Company carried no balance for uncertain tax positions. The Company had no accrual for the payment of interest and penalties at December 31, 2024 or 2023.
The Company has federal net operating loss carryforwards of approximately $44.7 million. These net operating losses are set to expire beginning in 2032. The Company is limited on the utilization of $44.7 million of the net operating losses under Internal Revenue Code Section 382 (“Sec 382”) which imposes limitations on a corporation’s ability to utilize tax attributes if the corporation experiences an “ownership change” which occurred during 2014. The Sec 382 limitation is

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    Income Taxes (continued)
expected to result in an expiration of $2.8 million ($0.6 million tax effected) of net operating losses. A valuation allowance was established against the balance that is expected to expire without utilization.
The Company generated a capital loss carryforward in 2022, resulting in a deferred tax asset of $1.7 million as of December 31, 2024. No valuation allowance is recorded against this deferred tax asset as the Company expects to utilize this carryforward before it expires in 2027.
The Company provides a valuation allowance against deferred tax assets when it is more likely-than-not that some portion, or all, of deferred tax assets will not be realized. Its deferred tax valuation allowance at December 31, 2024 and 2023 was $0.6 million.
14.    Reserves for Losses and Loss Adjustment Expenses
The Company presents its loss development on a consolidated basis; however, it evaluates net ultimate loss and LAE under three sub-categories: multi-line solutions, short-tail/monoline specialty lines and exited lines. The Company determined that these disaggregated groupings have more homogeneous risk characteristics with similar development patterns and are generally subject to similar trends.
Short-tail/Monoline Specialty Lines
Short-tail/monoline specialty lines includes the Company’s global property & agriculture, accident & health, surety, and professional lines underwriting divisions. These are market niches for which the Company serves with monoline solutions which generally have shorter durations for losses to fully develop. Losses for these lines are generally reported within a short period of time from the date of loss, and in most instances, claims are settled and paid within a relatively short timeframe. Short tail/monoline specialty can be impacted by larger losses which can be more complex due to factors such as difficulty determining actual damages, legal and regulatory impediments potentially extending the period of time it takes to settle and pay claims.
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
In 2024, the Company transitioned from evaluating reserves on a policy year basis to an accident year basis which results in earlier recognition of underlying claim trends, better alignment of exposure to risks, and adherence to commonly used industry best practices. In prior years, the Company’s methodology allocated IBNR from its policy year analysis to accident year. As a result of transitioning to accident year, IBNR within short-tail/monoline specialty lines, multi-line solutions, and exited lines was reallocated for the years ended December 31, 2023, 2022, 2021 and 2020, and certain amounts have been conformed to the current year presentation.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Reserves for Losses and Loss Adjustment Expenses (continued)
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the consolidated balance sheets as of and for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	2024	2023	2022
Reserves for losses and LAE, beginning of period	$1,314,501	$1,141,757	$979,549
Less: reinsurance recoverable on unpaid claims, beginning of period	(455,484)	(435,986)	(381,338)
Reserves for losses and LAE, beginning of period, net of reinsurance	859,017	705,771	598,211
Incurred, net of reinsurance, related to:
Current period	657,783	505,894	374,475
Prior years	25,728	10,770	33,849
Total incurred, net of reinsurance	683,511	516,664	408,324
Paid, net of reinsurance, related to:
Current period	136,731	109,937	105,928
Prior years	294,260	253,481	194,836
Total paid	430,991	363,418	300,764
Net reserves for losses and LAE, end of period	1,111,537	859,017	705,771
Plus: reinsurance recoverable on unpaid claims, end of period	670,846	455,484	435,986
Reserves for losses and LAE, end of period	$1,782,383	$1,314,501	$1,141,757

For the year ended December 31, 2024, the Company recognized adverse development related to prior years’ loss and loss expense reserves of $25.7 million, primarily related to losses previously subject to the LPT from accident years 2018 and prior, with $10.1 million and $15.2 million in multi-line solutions and exited lines, respectively.
For the year ended December 31, 2023, the Company recognized adverse development related to prior years’ loss and loss expense reserves of $10.8 million. Adverse development of $11.7 million in multi-line solutions was driven by greater than expected severity in auto, general, and excess liability lines of business primarily from accident years 2020 to 2022. The adverse development was partially offset by favorable development in short-tail/monoline specialty lines. The favorable development was in the property line of business primarily from accident years 2021 and 2022.
During the year ended December 31, 2022, the Company’s net incurred losses for accident years 2021 and prior developed adversely by $33.8 million. Adverse development of $20.2 million in exited lines was due to (i) losses previously subject to the LPT from accident years 2018 and prior, and (ii) increased frequency and severity in general and professional liability lines from accident years 2019 through 2021. Adverse development of $13.0 million in multi-line solutions was driven by an increase in the frequency and severity of claims in commercial auto and general liability from accident years 2018 through 2021.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Reserves for Losses and Loss Adjustment Expenses (continued)
Short-tail/Monoline Specialty Lines

($ in thousands except number of claims)
Incurred Losses and Allocated Loss Adjustment Expense (“ALAE”), Net of Reinsurance						As of December 31, 2024
	Years Ended December 31,						Reported Claims
Accident Year	2020*	2021*	2022*	2023*	2024	IBNR
2020	$56,141	$55,324	$55,420	$55,305	$55,305	$1,147	1,311
2021		92,780	93,429	92,143	92,134	6,536	1,627
2022			108,299	105,394	104,095	15,316	2,383
2023				190,565	191,865	68,001	4,880
2024					280,147	161,230	4,502
Total					$723,546
Cumulative net paid loss and ALAE from the table below					(359,673)
Net reserves for loss and ALAE before 2020					3,353
Total net reserves for loss and ALAE					$367,226

*Supplementary information and unaudited

($ in thousands)
Cumulative Paid Losses and ALAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2020*	2021*	2022*	2023*	2024
2020	$14,002	$35,479	$40,000	$43,737	$49,688
2021		18,447	56,803	67,912	78,439
2022			27,773	64,594	77,150
2023				33,795	100,705
2024					53,691
Total					$359,673

*Supplementary information and unaudited
Multi-line Solutions

($ in thousands except number of claims)
Incurred Losses and ALAE, Net of Reinsurance ($ in thousands)											As of December 31, 2024
Accident Year	Years Ended December 31,											Reported Claims
	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	IBNR
2015	$103,191	$114,266	$117,024	$117,024	$119,216	$114,863	$115,863	$116,413	$116,413	$117,955	$(834)	5,386
2016		63,223	62,843	62,843	62,643	84,579	84,579	84,829	84,829	85,434	1,276	4,739
2017			65,332	65,332	64,260	78,166	78,166	78,766	78,766	80,493	2,105	5,588
2018				74,476	74,476	69,319	71,719	73,019	73,019	75,686	4,856	5,104
2019					107,432	109,226	112,378	115,530	116,230	116,206	3,918	6,119
2020						113,030	124,076	128,111	132,495	132,125	4,716	5,539
2021							156,067	158,891	160,331	160,546	16,119	6,702
2022								236,909	242,097	242,358	33,477	8,562
2023									306,511	306,511	132,772	8,180
2024										353,933	246,281	6,557
Total										$1,671,247
Cumulative net paid loss and ALAE from the table below										(1,038,650)
Net reserves for loss and ALAE before 2015										(1,532)
Total net reserves for loss and ALAE										$631,065

*Supplementary information and unaudited

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Reserves for Losses and Loss Adjustment Expenses (continued)

($ in thousands)
Cumulative Paid Losses and ALAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$44,152	$72,137	$88,833	$99,401	$108,291	$107,214	$109,622	$109,706	$113,703	$115,116
2016		23,239	42,528	53,352	58,895	69,691	72,544	75,855	77,160	77,760
2017			23,770	41,945	53,093	61,354	67,926	71,109	73,770	75,714
2018				26,201	42,568	47,226	58,655	65,635	69,893	70,128
2019					33,019	50,933	71,053	87,816	99,451	106,765
2020						29,499	60,680	82,236	105,283	121,097
2021							37,118	73,293	102,772	125,749
2022								50,148	114,794	165,854
2023									63,079	122,186
2024										58,281
Total										$1,038,650

*Supplementary information and unaudited
Exited Lines — all lines in runoff

($ in thousands except number of claims)
Incurred Losses and ALAE, Net of Reinsurance ($ in thousands)											As of December 31, 2024
	Years Ended December 31,											Reported Claims
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	IBNR
2015	$61,810	$65,063	$68,008	$70,803	$75,187	$79,853	$79,853	$80,603	$80,603	$82,092	$1,145	4,581
2016		93,019	92,996	91,372	93,577	97,301	98,301	100,651	100,651	102,801	959	4,893
2017			75,159	79,581	81,785	65,735	68,346	68,646	68,646	70,885	1,598	4,339
2018				74,357	68,990	76,506	79,006	84,165	84,165	92,082	5,586	4,910
2019					87,115	73,635	77,770	79,414	79,572	79,823	5,786	5,632
2020						132,248	136,469	137,835	137,907	137,671	11,424	4,828
2021							83,322	91,188	91,323	92,095	10,923	2,398
2022								12,717	12,240	11,800	902	234
2023									—	—	—	1
2024										—	—	—
Total										$669,249
Cumulative net paid loss and ALAE from the table below										(597,904)
Net reserves for loss and ALAE before 2015										15,344
Total net reserves for loss and ALAE										$86,689

*Supplementary information and unaudited

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Reserves for Losses and Loss Adjustment Expenses (continued)

($ in thousands)
Cumulative Paid Losses and ALAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
2015	$9,026	$41,653	$55,610	$65,269	$73,100	$78,249	$80,077	$80,923	$82,188	$83,290
2016		36,592	57,638	70,253	78,070	81,181	87,482	91,556	95,114	97,462
2017			34,176	52,103	51,985	50,545	57,457	62,924	66,498	68,480
2018				25,553	60,149	39,870	54,339	67,001	74,604	79,860
2019					28,636	28,954	30,948	45,696	57,341	65,847
2020						102,725	98,202	102,132	114,543	120,831
2021							41,540	57,820	66,012	72,923
2022								2,155	4,077	9,211
2023									—	—
2024										—
Total										$597,904

*Supplementary information and unaudited
The table below presents the reconciliation of the net incurred and paid loss development tables to the balance sheet reserves for losses and loss adjustment expenses at December 31, 2024 and 2023:

($ in thousands)	2024	2023
Net reserves for losses and ALAE:
Short-tail/Monoline Specialty Lines	$367,226	$235,191
Multi-line Solutions	631,065	485,099
Exited Lines	86,689	112,607
Reserves for losses and ALAE, net of reinsurance	1,084,980	832,897
Reinsurance recoverable on unpaid claims:
Short-tail/Monoline Specialty Lines	275,204	199,044
Multi-line Solutions	380,344	252,146
Exited Lines	15,298	4,294
Total reinsurance recoverable on unpaid claims	670,846	455,484
Unallocated LAE	26,557	26,120
Reserves for losses and LAE at end of year	$1,782,383	$1,314,501

The following table sets forth the historical average annual payout of incurred losses and allocated loss adjustment expenses (claims duration) for short-duration contracts, based on the disaggregated information in the paid loss development tables, net of reinsurance:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Years
	1*	2*	3*	4*	5*	6*	7*	8*	9*	10*
Short-Tail/Monoline Specialty Lines	21.8%	37.7%	10.8%	9.1%	10.8%	N/A	N/A	N/A	N/A	N/A
Multi-line Solutions	26.0%	22.0%	15.0%	12.4%	9.9%	3.7%	2.4%	1.3%	2.0%	1.2%
Exited Lines	29.6%	17.1%	8.1%	9.7%	9.2%	7.8%	4.2%	2.4%	1.9%	1.3%
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
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	2024	2023	2022
SUA commission revenue	$3,595	$2,864	$3,224
SUA fee income	2,928	2,732	1,597
Other	180	468	378
Total commission and fee income	$6,703	$6,064	$5,199

The following table sets forth the Company’s opening and closing balances of contract assets from commission and fee income for the years ended December 31, 2024 2023 and 2022:

($ in thousands)	Contract Assets
Balance at December 31, 2022	$1,292
Balance at December 31, 2023	976
Balance at December 31, 2024	1,416

16.    Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	2024	2023	2022
Amortization of policy acquisition costs	$149,975	$108,514	$65,695
Other operating and general expenses	161,782	134,930	116,476
Total underwriting, acquisition and insurance expenses	$311,757	$243,444	$182,171

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
The following tables set forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
($ in thousands)	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$1,458,637	$1,375,917	$1,241,180	$1,155,835	$1,012,239	$951,121
Assumed premiums	284,595	282,662	218,649	193,971	131,713	113,610
Ceded premiums	(619,654)	(601,857)	(549,138)	(520,663)	(468,409)	(448,737)
Net premiums	$1,123,578	$1,056,722	$910,691	$829,143	$675,543	$615,994
Ceded losses and LAE incurred		$534,295		$337,011		$311,257

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.     Reinsurance (continued)
The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of December 31, 2024 and December 31, 2023:

($ in thousands)	2024	2023
Ceded unpaid losses and LAE	$670,846	$455,484
Ceded paid losses and LAE	166,663	122,287
Loss portfolio transfer	22,662	20,858
Allowance for credit losses	(2,295)	(2,295)
Reinsurance recoverables	$857,876	$596,334
Ceded unearned premium	$203,901	$186,121

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At December 31, 2024, the market value of these accounts was approximately $196.9 million. The trust amount will be adjusted periodically, by mutual agreement, based on claim payments and loss reserve recoverables.
During the first quarter of 2020, the Company entered into an LPT retroactive reinsurance agreement (“LPT”) with R&Q. At December 31, 2024 and 2023 the reinsurance recoverable from R&Q was $22.7 million and $20.9 million, respectively. The LPT was commuted effective January 31, 2025 and the Company received the reinsurance recoverable balance in full.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at December 31, 2024 and December 31, 2023 was $25.9 million and $29.9 million, respectively, and was included in other assets on the consolidated balance sheets.
18.    Stock Based Compensation
On September 23, 2022, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved the Company’s 2022 Long-Term Incentive Plan (the “2022 Plan”), which became effective on January 12, 2023 and replaced the Company’s prior Long Term Incentive Plan (the “2020 Plan”). The 2022 Plan provides for the granting of restricted stock, restricted stock units, performance stock units, stock options as well as cash-based performance awards, to select employees and non-employee directors of the Company. The 2022 Plan stated that 3,200,656 shares of common stock were available for issuance.
In November 2024, the Compensation Committee approved a program to permit the Company’s Board of Directors to defer receipt of their annual restricted stock units awards to the fifth anniversary of the grant date, the tenth anniversary of the grant date, or the date of separation of service from the Company. This program will become available for the Directors who opt into the provisions for their 2025 grant.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.    Stock Based Compensation (continued)
The following table sets forth the Company’s equity awards, target payout ranges and authorized target restricted stock and stock units for the years ended December 31, 2024, 2023 and 2022:

	Award Payout Range	Requisite Service Period	Target Stock and Stock Units
Year ended December 31, 2024
Market condition awards	0%–150%	3 years	32,058
Performance condition awards	0%–150%	3 years	76,881
Service condition awards	N/A	1–4 years	124,025
			232,964
Year ended December 31, 2023
Market condition awards	0%–150%	3 years	37,622
Performance condition awards	0%–150%	3 years	95,456
Service condition awards	N/A	1–4 years	968,778
Stock options	N/A	3–4 years	759,990
			1,861,846
Year ended December 31, 2022
Market condition awards	0%–150%	3 years	28,495
Performance condition awards	0%–150%	3 years	26,210
Service condition awards	N/A	1–3 years	144,137
			198,842

Stock options
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
The following tables sets forth option activity for the years ended December 31, 2024 and 2023:

	Weighted-Average Exercise Price	Stock
Outstanding at January 1, 2024		759,990
Outstanding at December 31, 2024		759,990

	Weighted-Average Exercise Price	Stock
Outstanding at January 1, 2023		—
Granted	$15.00	759,990
Outstanding at December 31, 2023		759,990

The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The aggregate intrinsic value of options outstanding at December 31, 2024 and 2023 was $27.0 million and $14.3 million, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2024 was 8.0 years.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.    Stock Based Compensation (continued)
Restricted stock awards and restricted stock units
The fair value of restricted stock and restricted stock units under the 2022 Plan for awards granted at the time of the Company’s IPO were granted at the IPO price of $15.00 per share. The fair value of subsequent grants were equal to the closing stock price on the date the restricted stock units were granted. The expense for these equity-based incentives is based on their fair value at the date of grant and amortized over their vesting period.
The restricted stock and restricted stock units granted to employees and the Board of Directors during the years ended December 31, 2024, 2023 and 2022 were valued at approximately $8.5 million, $17.7 million and $2.6 million respectively, based on the grant date fair value.
The following table sets forth the Company’s restricted stock and restricted stock units activity for the years ended December 31, 2024, 2023 and 2022:

	Weighted-Average Grant-Date Fair Value	Stock and Stock Units
Non-vested at January 1, 2024	$15.13	1,445,449
Granted(1)	31.72	268,631
Vested	13.16	(285,957)
Forfeited(2)	18.27	(102,640)
Non-vested at December 31, 2024	$19.06	1,325,483

Non-vested at January 1, 2023	$12.55	419,896
Granted(1)	16.07	1,101,856
Vested	13.39	(40,645)
Forfeited(2)	15.29	(35,658)
Non-vested at December 31, 2023	$15.13	1,445,449

Non-vested at January 1, 2022	$13.23	375,643
Granted(1)	14.17	198,842
Vested	15.16	(144,042)
Forfeited(2)	12.51	(10,547)
Non-vested at December 31, 2022	$12.55	419,896

(1) Increases above the 100% target level are reflected as granted in the period after which performance-based stock unit goals are achieved.
(2) Decreases below the 100% target level are reflected as forfeited.

Members of the Board of Directors were granted 19,453, 23,482 and 15,196 shares of restricted stock and restricted stock units during the years ended December 31, 2024, 2023 and 2022, respectively, with a service period of one year. The total fair value of shares vested for employees and members of the Board of Directors at December 31, 2024, 2023 and 2022 was $3.8 million, $0.5 million and $2.2 million, respectively.
As of December 31, 2024 the total unrecognized compensation cost related to non-vested, stock-based compensation awards was $13.9 million and the weighted average period over which that cost is expected to be recognized is 1.4 years. For the years ended December 31, 2024, 2023 and 2022 the Company recognized $9.4 million, $8.5 million and $2.3 million, respectively, of stock-based compensation expense.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.    Stock Based Compensation (continued)
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
As of December 31, 2024, a total of 95,266 shares had been purchased under this plan. The Company recognized $0.5 million and $0.2 million of expense during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the fair value of unrecognized expense was $0.3 million.
19.    Earnings Per Share
The following table sets forth the compilation of basic and diluted net earnings per share for the years ended December 31, 2024, 2023 and 2022:

($ in thousands, except for share and per share amounts)	2024	2023	2022
Numerator
Net income	$118,828	$85,984	$39,396
Less: Undistributed income allocated to participating securities	—	(1,677)	(18,879)
Net income attributable to common stockholders (numerator for basic earnings per share)	118,828	84,307	20,517
Add back: Undistributed income allocated to participating securities	—	1,677	18,879
Net income (numerator for diluted earnings per share under the two-class method)	$118,828	$85,984	$39,396
Denominator
Basic weighted-average common shares	40,056,475	36,031,907	16,568,393
Dilutive effect of preferred shares	—	716,708	15,245,533
Dilutive effect of stock notes	—	696,110	519,080
Dilutive effect of stock units	917,510	736,837	320,188
Dilutive effect of options	403,475	135,972	—
Diluted weighted-average common share equivalents	41,377,460	38,317,534	32,653,194
Basic earnings per share	$2.97	$2.34	$1.24
Diluted earnings per share	$2.87	$2.24	$1.21

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19.    Earnings Per Share (continued)
The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Stock Notes	—	—	60,576
Stock units	20,346	3,931	—
Options	859	914	—

The following table presents common share equivalents of contingently issuable instruments that were excluded from basic earnings per share in the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Common shares	—	920,864	22,919
Preferred shares, if converted	—	—	1,059,602
Total	—	920,864	1,082,521

20.    Employee Benefit Plan
The Company sponsors the 401(k) Plan (the “Plan”). The Plan, available to substantially all its employees, is subject to provisions of the Employee Retirement Income Security Act of 1974. The Company matches employee contributions on a discretionary basis. During the years ended December 31, 2024, 2023 and 2022, the Company contributed $3.2 million,$2.9 million, and $2.4 million in matching contributions to the Plan, respectively.
21.    Related Party Transactions
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premium and gross commission expense related to these agreements for the years ended December 31, 2024, 2023 and 2022 were as follows:

($ in thousands)	2024	2023	2022
Net earned premium	$108,130	$99,736	$91,051
Commissions	25,372	24,177	23,472

Premiums receivable as of December 31, 2024 and 2023 were $12.6 million and $10.6 million, respectively.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the years ended December 31, 2024, 2023 and 2022 were $0.6 million, $3.6 million and $3.4 million respectively.
See Notes 5, 6 and 10 for investments involving affiliated companies and additional related party transactions.
See Note 11 for related party transactions related to the Company’s common and preferred shares.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
23.    Statutory Accounting Principles and Regulatory Matters
The Company’s statutory net income was $108.2 million, $73.1 million and $50.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s statutory capital and surplus was $710.6 million and $602.9 million as of December 31, 2024 and 2023, respectively.
Effective December 31, 2024, the Company restacked its insurance company subsidiaries and GMIC became the lead insurance company which resulted in the following changes:
•HSIC became a wholly owned subsidiary of GMIC;
•IIC became a wholly owned subsidiary of HSIC; and,
•OSIC became a wholly owned subsidiary of IIC.
Dividend payments to the Company from GMIC are restricted by Texas state law as to the amount that may be paid without the approval of regulatory authorities. The maximum amount of dividends which can be paid by GMIC without prior approval is subject to restrictions relating to policyholder surplus, net income, and dividends declared or distributed during the preceding 12 months. As of December 31, 2024, GMIC is not restricted to paying ordinary dividends. GMIC did not declare or pay any dividend during the year ended December 31, 2024 and HSIC did not declare or pay any dividends during the year ended December 31, 2023.
Property and casualty insurance companies are subject to certain Risk Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risk factors related to it. As of December 31, 2024 GMIC’s statutory capital and surplus substantially exceeded the regulatory requirements and as of December 31 2023, HSIC’s statutory capital and surplus substantially exceeded the regulatory requirements.
24.    Subsequent Events
On January 31, 2025, Skyward Re commuted its existing Loss Portfolio Transfer and Adverse Development and Retrocession Agreement, dated April 1, 2020 with R&Q pursuant to a Commutation Agreement and received $11.7 million in cash. At December 31, 2024, the Company (i) strengthened LPT loss reserves and increased the paid loss reinsurance recoverable by $25.3 million, (ii) increased the allowance for estimated uncollectible reinsurance by $13.6 million which was subsequently written-off during the year ended December 31, 2024, and (iii) recognized a deferred gain of $2.0 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, the disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, described below.
Notwithstanding the identified material weakness described below, management does not believe that the material weakness had an adverse effect on our reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.
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
(i)Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2024, its internal control over financial reporting was not effective because management identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that a material weakness existed as of December 31, 2024 related to the ineffective implementation of information technology general controls (“ITGCs”) in the area of user access for systems that support the Company’s financial reporting processes. Further, the Company’s related process-level IT dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective.
This material weakness did not result in any material misstatements to the financial statements in this Form 10-K, and we have not identified any changes required to our previously issued financial statements.
We have completed substantive procedures for the year ended December 31, 2024. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-K. Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K. In addition, Ernst & Young LLP has issued a report on our internal control over financial reporting as of December 31, 2024, and its report appears in Item 8.

Planned Material Weakness Remediation Activities
Management is implementing measures designed to remediate the control deficiencies contributing to the material weakness described above. The remediation actions for the material weakness related to the design of ITGCs in the area of user access over certain information technology include: (1) enhancing our IT compliance oversight function and expanding our team members with experience designing and implementing ITGCs; (2) developing and implementing a training program addressing ITGCs and policies, including educating control owners about the principles and requirements of each control; (3) developing and maintaining documentation underlying ITGCs to promote knowledge transfer upon IT personnel and function changes; (4) implementing an IT management review and testing plan to monitor ITGCs; and (5) enhanced quarterly reporting on the remediation measures to the Audit Committee of our board of directors.
Changes in Internal Control over Financial Reporting
Except for changes relating to the material weakness identified above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Item 9B. Other Information
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections - Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Houston, Texas. Auditor Firm ID: 42
The information required by this Item 14 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS
The following consolidated financials statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations and Comprehensive Income (loss) for the three years in the periods ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the three years in the period ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2024, 2023 and 2022
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

10.13+
Amended Form of Performance Share (GBVPS) Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

10.14+
Amended Form of Performance Share (Executives) Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

10.15+
Amended Form of Performance Share (Others) Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

10.16+
Amended Form of Performance Cash Units Agreement under the Company’s Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

10.17+
Amended Form of the Restricted Stock Unit (Executives) Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

10.18+
Amended Form of Restricted Stock Unit (Others) Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

10.19+
Amended Form of Long-Term Performance Cash Plan and Award Letter under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

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

10.22+*	Form of Non-Employee Director Deferred Restricted Stock Unit Agreement and Form of Notice Under the Company’s 2022 Long-Term Incentive Plan.
10.23
Commutation and Release Agreement by and among R&Q Re (Bermuda) Ltd., Skyward Re, Houston Specialty Insurance Company, Imperium Insurance Company, and Great Midwest Insurance Company, dated January 31, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 5, 2025).

10.24
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
10.25
Second Amendment Agreement effective as of December 8, 2023, to that certain Investment Management Agreement dated November 6, 2015, by and among Arena Investors, LP, Houston Specialty Insurance Company, Imperium Insurance Company, and Great Midwest Insurance Company (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

10.26
Credit Agreement, dated March 29, 2023, by and among Skyward Specialty Insurance Group, Inc., the lenders from time to time party thereto and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 3, 2023).

10.27
First Amendment dated as of February 26, 2024, to that certain Credit Agreement, dated March 29, 2023, by and among Skyward Specialty Inc., the lenders from time to time party thereto and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

10.28
Guaranty Agreement, dated March 29, 2023, by and among Skyward Service Company, Skyward Underwriters Agency, Inc., the loan parties identified on the signature pages thereto and Truist Bank. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 3, 2023).

10.29
Advances and Security Agreement, dated August 1, 2024, by and between Houston Specialty Insurance Company, a wholly owned insurance company subsidiary of the Company and the Federal Home Loan Bank of Dallas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2024).

10.30+*	Form of Severance Agreement between the Company and executive officers (other than the CEO)
10.31+*	Amendment No. 2 to Employment Agreement between the Registrant and Andrew Robinson dated March 1, 2025.
19*	Skyward Specialty Insurance Securities Trading Policy
21.1*	List of Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Principal Financial and Accounting Officer pursuant to Rule 13a 14(a) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Policy for Recovery of Erroneously Awarded Incentive Compensation (“Clawback Policy”) (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
____________________
*    Filed herewith.
+    Management contract or compensatory plan or arrangement.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN IN RELATED PARTIES

($ in thousands)	Cost	Fair Value (if applicable)	Amount on Balance Sheet
December 31, 2024
Fixed maturity securities, available for sale:
U.S. government securities	$26,577	$26,486	$26,486
Corporate securities and miscellaneous	433,298	425,628	425,628
Municipal securities	89,966	84,716	84,716
Residential mortgage-backed securities	408,585	393,833	393,833
Commercial mortgage-backed securities	70,262	69,364	69,364
Other asset-backed securities	291,578	292,191	292,191
Total fixed maturity securities, available for sale	1,320,266	1,292,218	1,292,218
Fixed maturity securities, held to maturity:
Other asset-backed securities	39,396	38,717	39,153
Total fixed maturity securities, held to maturity	39,396	38,717	39,153
Equity securities:
Common stocks	48,530	64,251	64,251
Preferred stocks	1,138	1,164	1,164
Mutual funds	33,643	40,839	40,839
Total equity securities	83,311	106,254	106,254
Mortgage loans	26,485	26,490	26,490
Other long-term investments	33,231	33,182	33,182
Short-term investments	274,926	274,929	274,929
Total	$1,777,615	$1,771,790	$1,772,226

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS (PARENT COMPANY)

	December 31,
($ in thousands)	2024	2023
Assets
Investments:
Investment in subsidiaries	$853,670	$743,025
Short-term investments, at fair value	14,000	10,593
Total investments	867,670	753,618
Cash and cash equivalents	2,943	3,024
Deferred income taxes	30,486	5,899
Goodwill and intangible assets, net	12,641	12,641
Other assets	2,905	15,908
Total assets	$916,645	$791,090
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$3,110	$1,369
Notes payable	100,000	50,000
Subordinated debt, net of debt issuance costs	19,536	78,690
Total liabilities	122,646	130,059
Stockholders’ Equity:
Stockholders’ equity	793,999	661,031
Total liabilities and stockholders’ equity	$916,645	$791,090

See accompanying notes to financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — STATEMENTS OF OPERATIONS
(PARENT COMPANY)

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Revenues:
Net investment income	$3,212	$3,822	$2,567
Net investment (losses) gains	963	(963)	(6)
Other loss	(2)	(27)	—
Total revenues	4,173	2,832	2,561
Expenses
Operating expenses	10,632	—	—
Interest expense	8,140	9,815	6,407
Amortization expense	920	313	81
Other expenses	9,646	451	—
Total expenses	29,338	10,579	6,488
Loss before income tax expense	(25,165)	(7,747)	(3,927)
Income tax expense	33,578	6,808	(1,209)
Loss before equity in earnings of subsidiaries	(58,743)	(14,555)	(2,718)
Equity in undistributed earnings of subsidiaries	177,571	100,539	42,114
Net income	$118,828	$85,984	$39,396

See accompanying notes to financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — STATEMENTS OF CASH FLOWS (PARENT COMPANY)

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$118,828	$85,984	$39,396
Adjustments to reconcile net income to net cash used in operating activities	(121,563)	(95,947)	(42,672)
Net cash provided by operating activities	(2,735)	(9,963)	(3,276)
Cash flows from investing activities:
Capital contributions to subsidiaries	—	(122,800)	—
Distributions from investment in subsidiaries	8,500	6,500	4,000
Change in short-term investments	(3,407)	(10,569)	—
Net cash (used in) provided by investing activities	5,093	(126,869)	4,000
Cash flows from financing activities:
Repayment of stock notes receivable	5,561	1,350	2,180
Proceeds from long term borrowings	107,000	50,000	—
Payments on long term borrowings and trust preferred	(115,000)	(50,000)	—
Proceeds from equity offerings	—	128,887	—
Proceeds from employee stock purchase plan	—	710	—
Net cash provided by financing activities	(2,439)	130,947	2,180
Net increase (decrease) in cash and cash equivalents and restricted cash	(81)	(5,885)	2,904
Cash and cash equivalents and restricted cash at beginning of year	3,024	8,909	6,005
Cash and cash equivalents and restricted cash at end of year	$2,943	$3,024	$8,909
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,573	$10,667	$5,761
Cash paid for federal income taxes	36,980	15,800	—

See accompanying notes to financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — FINANCIAL INFORMATION OF REGISTRANT
CONTINUED
Notes to Financial Statements
On September 30, 2024, Skyward Specialty entered into an Intercompany Loan Promissory Note (“the Promissory Note”) with Houston Specialty Insurance Company (“HSIC”). Under the terms of the Promissory Note, Skyward Specialty borrowed $57.0 million from HSIC. Under the terms of the Promissory Note, interest is payable monthly at a fixed annual interest rate of 4.00%, with the principal due at the maturity date. There are no prepayment penalties and no collateral was given as security for the payment of the Promissory Note.
During the year ended December 31, 2024, Skyward Specialty provided funds for a new subsidiary, Skyward Specialty No. 1 Limited Company, a UK company authorized as a Lloyd’s corporate member to invest in Lloyd’s syndicates.
Financial Instruments Disclosed, But Not Carried, At Fair Value
Notes Payable
Included in notes payable is the Promissory Note described above between Skyward Specialty and HSIC. Skyward Specialty determined its fair value using the income approach utilizing inputs that are observable. The Promissory Note has been placed in Level 2 of the fair value hierarchy. As of December 31, 2024, the carrying value and fair value of the Promissory Note were $57.0 million and $56.3 million, respectively.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE

	Years Ended December 31,
	2024		2023		2022
($ in thousands)	Accident & Health	Property & Casualty	Accident & Health	Property & Casualty	Accident & Health	Property & Casualty
Gross amount	$173,073	$1,285,564	$151,702	$1,089,478	$130,377	$881,862
Ceded to other companies	(86,503)	(533,151)	(79,091)	(470,047)	(70,291)	(398,118)
Assumed from other companies	—	284,595	—	218,649	431	131,282
Net amount	$86,570	$1,037,008	$72,611	$838,080	$60,517	$615,026
Percentage of amount assumed to net	—%	27.4%	—%	26.1%	0.7%	21.3%

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)	Valuation Allowance For Deferred Tax Assets	Allowance for Uncollectible Reinsurance Recoverable	Allowance for Uncollectible Premiums Receivable
Balance at January 1, 2022	$586	$—	$261
Charged to costs and expenses	—	—	584
Amounts written off	—	—	(216)
Balance at December 31, 2022	$586	$—	$629
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023	—	2,295	—
Charged to costs and expenses	—	—	748
Amounts written off	—	—	(513)
Recoveries of amounts previously written off	—	—	100
Balance at December 31, 2023	586	2,295	964
Charged to costs and expenses	—	13,585	3,235
Amounts written off	—	(13,585)	(1,895)
Recoveries of amounts previously written off	—	—	128
Balance at December 31, 2024	$586	$2,295	$2,432

SKYWARD SPECIALTY INSURANCE GROUP,  INC. AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
INSURANCE OPERATIONS

	As of and Years Ended December 31,
($ in thousands)	2024	2023	2022
Deferred policy acquisition costs	$113,183	$91,955	$68,938
Reserve for losses and loss adjustment expenses	1,782,383	1,314,501	1,141,757
Unearned premiums	637,185	552,532	442,509
Net earned premium(1)	1,056,722	829,143	615,994
Net investment income	80,686	40,322	36,931
Losses and loss adjustment expenses (current year)(1)	657,783	516,664	393,939
Losses and loss adjustment expenses (prior years)(1)(2)	25,728	—	14,385
Amortization of policy acquisition costs(1)	149,975	108,514	65,695
Paid claims and claim adjustment expenses(1)	430,991	363,418	300,764
Net premiums written(1)	1,123,578	910,691	675,543
Ceded unearned premium	203,901	186,121	157,645
Deferred ceding commission	40,434	37,057	29,849
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

Skyward Specialty Insurance Group, Inc.

Dated: March 3, 2025	/s/ Andrew Robinson
Andrew Robinson Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Robinson	Chairman and Chief Executive Officer	March 3, 2025
Andrew Robinson	(Principal Executive Officer)
/s/ Mark Haushill	Chief Financial Officer	March 3, 2025
Mark Haushill	(Principal Financial and Accounting Officer)
/s/ Gena Ashe	Director	March 3, 2025
Gena Ashe
/s/ Robert Creager	Director	March 3, 2025
Robert Creager
/s/ Marcia Dall	Director	March 3, 2025
Marcia Dall
/s/ James Hays	Director	March 3, 2025
James Hays
/s/ Anthony J. Kuczinski	Director	March 3, 2025
Anthony J. Kuczinski
/s/ Michael Morrissey	Director	March 3, 2025
Michael Morrissey
/s/ Katharine Terry	Director	March 3, 2025
Katharine Terry