Form 10-Q
period 2025-03-31
Skyward Specialty Insurance Group, Inc.
filed 2025-05-07
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 2, 2025, the registrant had 40,402,879 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost of $1,410,269 and $1,320,266, respectively)	$1,397,508	$1,292,218
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $250 and $243, respectively)	37,519	39,153
Equity securities, at fair value	108,075	106,254
Mortgage loans, at fair value	16,012	26,490
Equity method investments	88,588	98,594
Other long-term investments	37,646	33,182
Short-term investments, at fair value	308,042	274,929
Total investments	1,993,390	1,870,820
Cash and cash equivalents	112,916	121,603
Restricted cash	40,590	35,922
Premiums receivable, net	417,542	321,641
Reinsurance recoverables, net	902,970	857,876
Ceded unearned premium	232,147	203,901
Deferred policy acquisition costs	126,439	113,183
Deferred income taxes	26,984	30,486
Goodwill and intangible assets, net	87,089	87,348
Other assets	90,566	86,698
Total assets	$4,030,633	$3,729,478
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$1,871,491	$1,782,383
Unearned premiums	708,347	637,185
Deferred ceding commission	45,544	40,434
Reinsurance and premium payables	243,083	177,070
Funds held for others	113,748	102,665
Accounts payable and accrued liabilities	78,154	76,206
Notes payable	100,000	100,000
Subordinated debt, net of debt issuance costs	19,545	19,536
Total liabilities	3,179,912	2,935,479
Stockholders’ equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 40,402,879 and 40,127,908 shares issued and outstanding, respectively	404	401
Additional paid-in capital	721,186	718,598
Accumulated other comprehensive loss	(10,047)	(22,120)
Retained earnings	139,178	97,120
Total stockholders’ equity	850,721	793,999
Total liabilities and stockholders’ equity	$4,030,633	$3,729,478

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
($ in thousands, except share and per share amounts)	2025	2024
Revenues:
Net earned premiums	$300,366	$236,342
Commission and fee income	1,976	2,026
Net investment income	19,331	18,297
Net investment gains	6,841	8,303
Other income	13	—
Total revenues	328,527	264,968
Expenses:
Losses and loss adjustment expenses	187,309	143,914
Underwriting, acquisition and insurance expenses	86,551	69,774
Interest expense	1,834	2,727
Amortization expense	337	388
Other expenses	1,061	1,188
Total expenses	277,092	217,991
Income before income taxes	51,435	46,977
Income tax expense	9,377	10,193
Net income	$42,058	$36,784
Comprehensive income
Net income	$42,058	$36,784
Other comprehensive income (loss):
Unrealized gains and losses on investments:
Net change in unrealized gains (losses) on investments, net of tax	12,255	(5,418)
Reclassification adjustment for losses on securities no longer held, net of tax	(182)	(908)
Total other comprehensive income (loss)	12,073	(6,326)
Comprehensive income	$54,131	$30,458
Per share data:
Basic earnings per share	$1.05	$0.94
Diluted earnings per share	$1.01	$0.90
Weighted-average common shares outstanding
Basic	40,196,416	39,108,351
Diluted	41,680,595	41,085,136

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three months ended March 31,
($ in thousands, except share amounts)	2025	2024
Common shares:
Balance at beginning of year	40,127,908	39,863,756
Issuance of shares	274,971	131,271
Balance at March 31	40,402,879	39,995,027
Common stock:
Balance at beginning of year	$401	$399
Issuance of common stock	3	1
Balance at March 31	$404	$400
Additional paid-in capital:
Balance at beginning of year	$718,598	$710,855
Issuance of common stock	2,588	454
Balance at March 31	$721,186	$711,309
Stock notes receivable:
Balance at beginning of year	$—	$(5,562)
Employee equity transactions	—	328
Balance at March 31	$—	$(5,234)
Accumulated other comprehensive loss:
Balance at beginning of year	$(22,120)	$(22,953)
Other comprehensive income (loss), net of tax	12,073	(6,326)
Balance at March 31	$(10,047)	$(29,279)
Retained earnings (accumulated deficit):
Balance at beginning of year	$97,120	$(21,708)
Net income	42,058	36,784
Balance at March 31	$139,178	$15,076
Total stockholders’ equity	$850,721	$692,272

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
($ in thousands)	2025	2024
Cash flows from operating activities
Net income	$42,058	$36,784
Adjustments to reconcile net income to net cash provided by operating activities	54,702	57,481
Net cash provided by operating activities	96,760	94,265
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(126,827)	(97,426)
Purchase of equity securities	(8,422)	(2,035)
Purchase of equity method investments	(200)	(261)
Investment in direct and indirect loans	13,829	10,816
Purchase of property and equipment	(202)	(260)
Proceeds from the sales of fixed maturity securities, available-for-sale	8,195	12,093
Maturities, calls, transfers and paydowns of fixed maturity securities, available-for-sale	29,537	30,138
Maturities, calls and paydowns of fixed maturity securities held-to-maturity	2,129	784
Proceeds from the sales of equity securities	8,748	10,458
Sales of and distributions from equity method and other long-term investments	4,396	4,871
Change in short-term investments	(33,162)	(27,706)
Change in receivable/payable for securities	—	(13,755)
Cash provided by deposit accounting	1,200	2,417
Net cash used in investment activities	(100,779)	(69,866)
Cash flows from financing activities:
Repayment of stock notes receivable	—	328
Proceeds from long term borrowings	—	50,000
Payments on long term borrowings and trust preferred	—	(59,794)
Net cash (used in) provided by financing activities	—	(9,466)
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,019)	14,933
Cash and cash equivalents and restricted cash at beginning of period(1)	157,525	100,336
Cash and cash equivalents and restricted cash at end of period(1)	$153,506	$115,269
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,805	$2,656
(1)The sum of cash and cash equivalents and restricted cash from the consolidated balance sheets

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of Skyward Specialty Insurance Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete consolidated financial statements. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair statement of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited annual consolidated financial statements.
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
2.    Investments
The following tables set forth the amortized cost and the fair value by investment category at March 31, 2025 and December 31, 2024:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$26,540	$212	$(70)	$—	$26,682
Corporate securities and miscellaneous	494,356	7,340	(10,846)	—	490,850
Municipal securities	89,373	592	(4,134)	—	85,831
Residential mortgage-backed securities	410,080	4,658	(12,341)	—	402,397
Commercial mortgage-backed securities	76,802	652	(1,263)	—	76,191
Other asset-backed securities	313,118	3,863	(1,424)	—	315,557
Total fixed maturity securities, available-for-sale	$1,410,269	$17,317	$(30,078)	$—	$1,397,508
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$37,769	$97	$(6)	$(250)	$37,610
Total fixed maturity securities, held-to-maturity	$37,769	$97	$(6)	$(250)	$37,610

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
December 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$26,577	$35	$(126)	$—	$26,486
Corporate securities and miscellaneous	433,298	5,618	(13,288)	—	425,628
Municipal securities	89,966	116	(5,366)	—	84,716
Residential mortgage-backed securities	408,585	1,875	(16,627)	—	393,833
Commercial mortgage-backed securities	70,262	545	(1,443)	—	69,364
Other asset-backed securities	291,578	2,447	(1,834)	—	292,191
Total fixed maturity securities, available-for-sale	$1,320,266	$10,636	$(38,684)	$—	$1,292,218
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$39,396	$—	$(436)	$(243)	$38,717
Total fixed maturity securities, held-to-maturity	$39,396	$—	$(436)	$(243)	$38,717

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at March 31, 2025:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$26,394	$26,361
Due after one year through five years	316,122	312,529
Due after five years through ten years	222,978	221,809
Due after ten years	44,775	42,664
Mortgage-backed securities	486,882	478,588
Other asset-backed securities	313,118	315,557
Total	$1,410,269	$1,397,508

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at March 31, 2025 consisted entirely of asset backed securities that were not due at a single maturity date.
At March 31, 2025, the Company had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $68.1 million pledged as collateral for a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Dallas (“FHLB”) pursuant to an Advances and Security Agreement between the Company and FHLB (the “Advances and Security Agreement”). In accordance with the terms of the FHLB Loan, the Company retains all rights regarding these pledged securities.
At March 31, 2025, the Company had assets with fair values of approximately $32.7 million pledged as collateral for the performance obligations under reinsurance agreements. In accordance with the terms of the trust agreements, the Company retains all rights regarding these securities, of which $28.2 million are residential mortgage-backed securities, $2.3 million of cash and cash equivalents and other assets and $2.2 million of short-term investments.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2025 and 2024:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$5,350	$(2)	$2,318	$(68)	$7,668	$(70)
Corporate securities and miscellaneous	89,029	(1,179)	80,321	(9,667)	169,350	(10,846)
Municipal securities	25,337	(473)	28,863	(3,661)	54,200	(4,134)
Residential mortgage-backed securities	96,088	(984)	83,406	(11,357)	179,494	(12,341)
Commercial mortgage-backed securities	8,833	(216)	12,372	(1,047)	21,205	(1,263)
Other asset-backed securities	75,860	(507)	25,644	(917)	101,504	(1,424)
Total fixed maturity securities, available-for-sale	300,497	(3,361)	232,924	(26,717)	533,421	(30,078)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	37,610	(6)	—	—	37,610	(6)
Total fixed maturity securities, held-to-maturity:	37,610	(6)	—	—	37,610	(6)
Total	$338,107	$(3,367)	$232,924	$(26,717)	$571,031	$(30,084)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$15,938	$(34)	$2,297	$(92)	$18,235	$(126)
Corporate securities and miscellaneous	136,888	(2,060)	81,232	(11,228)	218,120	(13,288)
Municipal securities	41,930	(1,046)	27,687	(4,320)	69,617	(5,366)
Residential mortgage-backed securities	201,407	(3,366)	82,496	(13,261)	283,903	(16,627)
Commercial mortgage-backed securities	9,411	(126)	13,178	(1,317)	22,589	(1,443)
Other asset-backed securities	75,119	(721)	29,851	(1,113)	104,970	(1,834)
Total fixed maturity securities, available-for-sale	480,693	(7,353)	236,741	(31,331)	717,434	(38,684)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	2,144	(2)	36,573	(434)	38,717	(436)
Total fixed maturity securities, held-to-maturity:	2,144	(2)	36,573	(434)	38,717	(436)
Total	$482,837	$(7,355)	$273,314	$(31,765)	$756,151	$(39,120)

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
As of March 31, 2025, the Company had 631 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company reviewed its investments at March 31, 2025 and determined that no credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
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
The following table sets forth the components of net investment gains for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Gross realized gains
Fixed maturity securities, available-for sale	$453	$499
Equity securities	1,745	1,081
Other	4	18
Total	2,202	1,598
Gross realized losses
Fixed maturity securities, available-for sale	(120)	(394)
Equity securities	(678)	(1,874)
Other	(54)	(18)
Total	(852)	(2,286)
Net unrealized gains (losses) on investments
Equity securities	1,080	8,020
Mortgage loans	(66)	971
Other	4,477	—
Net investment gains	$6,841	$8,303

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Fixed maturity securities, available-for sale	$8,195	$12,093
Equity securities	8,748	10,458

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following table sets forth the components of net investment income for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Income:
Fixed maturity securities, available-for sale	$17,288	$12,231
Fixed maturity securities, held-to-maturity	815	1,126
Equity securities	617	627
Equity method investments	(1,988)	1,098
Mortgage loans	661	1,419
Indirect loans	(741)	(1,694)
Short-term investments and cash	3,192	4,240
Other	977	869
Total investment income	20,821	19,916
Investment expenses	(1,490)	(1,619)
Net investment income	$19,331	$18,297

The following table sets forth the change in net unrealized gains (losses) on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Fixed maturity securities	$15,284	$(7,989)
Deferred income taxes	(3,211)	1,663
Total	$12,073	$(6,326)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
The following table sets forth the range of the discount rate as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
High	7.98%	8.00%
Low	5.43%	5.70%
Weighted average	6.19%	6.60%

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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
High	7.93%	10.00%
Low	7.59%	7.00%
Weighted average	7.69%	7.93%

Investment in RedBird Capital Partners
Included in other long-term investments is an investment in a limited partnership with RedBird Capital Partners, which invests in Bishop Street Underwriters, LLC (“Bishop Street”), a managing general agent (MGA). The investment had a fair value of $32.6 million at March 31, 2025, which was determined using the net asset value. The Company employs procedures to assess the reasonableness of the fair value of the investment including obtaining and reviewing the audited financial statements. The unfunded commitment related to the investment was $24.4 million at March 31, 2025. The Company may sell its interest in the investment with the appropriate prior written notice and approval by the general partner. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
The following tables set forth the Company’s investments within the fair value hierarchy at March 31, 2025 and December 31, 2024:

March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$26,682	$—	$—	$26,682
Corporate securities and miscellaneous	—	415,528	75,322	490,850
Municipal securities	—	85,831	—	85,831
Residential mortgage-backed securities	—	402,397	—	402,397
Commercial mortgage-backed securities	—	76,191	—	76,191
Other asset-backed securities	—	307,422	8,135	315,557
Total fixed maturity securities, available-for-sale	26,682	1,287,369	83,457	1,397,508
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	37,610	37,610
Total fixed maturity securities, held-to-maturity	—	—	37,610	37,610
Equity securities:
Common stocks	64,215	—	—	64,215
Preferred stocks	—	1,160	—	1,160
Mutual funds	42,700	—	—	42,700
Total equity securities	106,915	1,160	—	108,075
Mortgage loans	—	—	16,012	16,012
Short-term investments	308,042	—	—	308,042
Total	$441,639	$1,288,529	$137,079	$1,867,247

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)

December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$26,486	$—	$—	$26,486
Corporate securities and miscellaneous	—	354,815	70,813	425,628
Municipal securities	—	84,716	—	84,716
Residential mortgage-backed securities	—	393,833	—	393,833
Commercial mortgage-backed securities	—	69,364	—	69,364
Other asset-backed securities	—	285,084	7,107	292,191
Total fixed maturity securities, available-for-sale	26,486	1,187,812	77,920	1,292,218
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	38,717	38,717
Total fixed maturity securities, held-to-maturity:	—	—	38,717	38,717
Equity securities:
Common stocks	64,251	—	—	64,251
Preferred stocks	—	1,164	—	1,164
Mutual funds	40,839	—	—	40,839
Total equity securities	105,090	1,164	—	106,254
Mortgage loans	—	—	26,490	26,490
Short-term investments	274,929	—	—	274,929
Total	$406,505	$1,188,976	$143,127	$1,738,608

The following tables set forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the three months ended March 31, 2025 and 2024:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2024	$77,920	$26,490
Total losses for the period recognized in net investment gains	(110)	(66)
Issuances	—	5
Settlements	—	(10,417)
Purchases	5,164	—
Sales/Disposals	(199)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	682	—
Balance at March 31, 2025	$83,457	$16,012
Total losses for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$(84)

($ in thousands)	Mortgage Loans
Balance at December 31, 2023	$50,070
Total gains for the period recognized in net investment gains	971
Issuances	187
Settlements	(6,919)
Balance at March 31, 2024	$44,309
Total gains for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$952

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
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
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of March 31, 2025, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
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
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
FHLB Loan	$57,000	$57,089	$57,000	$56,200
Revolving credit facility	43,000	43,000	43,000	43,000
Notes payable	$100,000	$100,089	$100,000	$99,200
Subordinated debt
Unsecured subordinated notes	$19,545	$20,370	$19,536	$20,541
Subordinated debt, net of debt issuance costs	$19,545	$20,370	$19,536	$20,541

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.
4.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”). As of March 31, 2025 and December 31, 2024, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate, mature in approximately 2 years to 4 years from loan origination and the principal amounts of the loans range between 64% to 65% of the property’s appraised value at the time the loans were made.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.    Mortgage Loans (continued)
The following table sets forth the carrying value of the Company’s mortgage loans as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Commercial	$8,016	$8,474
Retail	—	10,032
Hospitality	7,996	7,984
	$16,012	$26,490

The following table sets forth the Company’s gross investment income for mortgage loans for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Commercial	$108	$458
Retail	304	490
Hospitality	249	471
	$661	$1,419

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025 $4.5 million of mortgage loans were in the process of foreclosure and there were no mortgage loans that were not producing income for the previous 12 months. As of December 31, 2024, no mortgage loans were in the process of foreclosure and there were no mortgage loans that were not producing income for the previous 12 months.
5.    Equity Method Investments and Other
The following table sets forth the carrying value and ownership percentage of the Company’s equity method investments as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025		December 31, 2024
	Carrying Value	Ownership %	Carrying Value	Ownership %
Arena Special Opportunities Fund, LP units	$32,364	14.9%	$34,936	15.3%
JVM Funds LLC units	16,692	10.1%	17,229	10.1%
Hudson Ventures Fund 2 LP units	4,897	2.5%	4,967	2.5%
RISCOM	2,886	20.0%	5,013	20.0%
Brewer Lane Ventures Fund II LP units	1,410	2.4%	1,040	2.4%
Dowling Capital Partners LP units	678	5.0%	666	5.0%
Arena SOP LP units	218	11.1%	1,474	10.9%
	$59,145		$65,325

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Equity Method Investments and Other (continued)
The following table sets forth the components of net investment (loss) income from equity method investments for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Brewer Lane Ventures Fund II LP	$170	$(32)
Dowling Capital Partners LP units	13	1,342
Hudson Ventures Fund II LP units	(25)	(52)
RISCOM	(128)	286
JVM Funds LLC	(211)	(484)
Arena Special Opportunities Fund, LP units	(551)	(251)
Arena SOP LP units	(1,256)	289
	$(1,988)	$1,098

The following table sets forth the unfunded commitment of equity method investments as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Brewer Lane Ventures Fund II LP units	$3,770	$4,077
Dowling Capital Partners LP units	386	386
Hudson Ventures Fund 2 LP units	266	397
	$4,422	$4,860

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Investment in RISCOM:
Underlying equity	$1,689	$3,756
Difference	1,197	1,258
Recorded investment balance	$2,886	$5,013

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Investment in JVM Funds LLC:
Underlying equity	$16,125	$16,624
Difference	567	605
Recorded investment balance	$16,692	$17,229

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Equity Method Investments and Other (continued)
Investment in Indirect Loans and Loan Collateral
As of March 31, 2025 and December 31, 2024, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value of the SMA1 and SMA2 as of March 31, 2025 and December 31, 2024 were as follows:

($ in thousands)	March 31, 2025	December 31, 2024
SMA1	$19,093	$20,296
SMA2	10,350	12,973
Investment in indirect loans and loan collateral	$29,443	$33,269

6.     Segment
The Company has one reportable segment through which it offers a broad array of commercial property and casualty products and solutions on a non-admitted (or E&S) and admitted basis, predominantly in the United States. The segment is made up of nine distinct underwriting divisions, or “continuing business,” and has dedicated underwriting leadership supported by high-quality technical staff with deep experience in their respective niches. The Company defines its segment on the basis of the way in which internally reported financial information is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions and allocate resources. The Company’s CODM is the chief executive officer.
The accounting policies of the segment are the same as those described in Note 1 “Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The CODM assesses performance for the segment and decides how to allocate resources based on gross written premiums by net underwriting division, underwriting income, and income before income taxes that also is reported on the condensed consolidated statements of operations as consolidated income before income taxes. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Gross written premiums by underwriting division, net underwriting income, and consolidated net income are used to monitor budget versus actual results. The chief operating decision maker also uses net underwriting income, annualized return on equity and growth in book value per share in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.     Segment (continued)
The following table presents gross written premiums by underwriting division for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Accident & Health	$63,169	$40,901
Agriculture and Credit (Re)insurance	87,847	43,321
Captives	68,401	68,408
Construction & Energy Solutions	75,571	74,222
Global Property	46,686	57,312
Professional Lines	41,166	42,239
Programs	62,675	52,178
Surety	37,798	33,842
Transactional E&S	52,006	46,232
Total continuing business	535,319	458,655
Exited business	7	(35)
Total gross written premiums	$535,326	$458,620

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.     Segment (continued)
The following table presents information about reported segment net underwriting income, significant segment expenses and a reconciliation of net underwriting income to net income for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Underwriting income
Revenues:
Net earned premiums	$300,366	$236,342
Commission and fee income	1,976	2,026
Total underwriting revenues	302,342	238,368
Expenses:
Losses and LAE	187,309	143,914
Amortization of policy acquisition costs	44,490	31,977
Other operating and general expenses	42,061	37,797
Total underwriting expenses	273,860	213,688
Net underwriting income	$28,482	$24,680

Reconciliation of net underwriting income to net income:
Net underwriting income	$28,482	$24,680
Add:
Net investment income	19,331	18,297
Net investment gains	6,841	8,303
Other income	13	—
Less:
Interest expense	1,834	2,727
Amortization expense	337	388
Other expenses	1,061	1,188
Income before income taxes	51,435	46,977
Income tax expense	9,377	10,193
Net income	$42,058	$36,784

The following table presents annualized return on equity for the three months ended March 31, 2025 and 2024 and book value per share as of March 31, 2025 and December 31, 2024:

	Three months ended March 31,
	2025	2024
Annualized return on equity	20.5%	21.7%

	March 31, 2025	December 31, 2024
Book value per share	$21.06	$19.79

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    Income Taxes
The following table sets forth the Company’s income tax expense and effective tax rates for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Income tax expense	$9,377	$10,193
Effective tax rate	18.2%	21.7%

The effective tax rate will differ from the statutory rate of 21 percent due to permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income, dividends-received deduction, non-deductible expenses and discrete items. The effective tax rate for the three months ended March 31, 2025 was impacted by certain discrete tax items, primarily tax benefits from stock-based compensation, which reduced the effective tax rate by 3.9%.
8.    Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the condensed consolidated balance sheets as of and for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Reserves for losses and LAE, beginning of period	$1,782,383	$1,314,501
Less: reinsurance recoverable on unpaid claims, beginning of period	(670,846)	(455,484)
Reserves for losses and LAE, beginning of period, net of reinsurance	1,111,537	859,017
Incurred, net of reinsurance, related to:
Current period	187,309	144,155
Prior years	—	—
Total incurred, net of reinsurance	187,309	144,155
Paid, net of reinsurance, related to:
Current period	15,256	11,805
Prior years	118,900	80,516
Total paid	134,156	92,321
Net reserves for losses and LAE, end of period	1,164,690	910,851
Plus: reinsurance recoverable on unpaid claims, end of period	706,801	466,095
Reserves for losses and LAE, end of period	$1,871,491	$1,376,946

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
SUA commission revenue	$865	$990
SUA fee income	1,629	846
Other	(518)	190
Total commission and fee income	$1,976	$2,026

The Company’s contract assets from commission and fee income as of March 31, 2025 and December 31, 2024 were $1.9 million and $1.4 million, respectively.
10.    Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Amortization of policy acquisition costs	$44,490	$31,977
Other operating and general expenses	42,061	37,797
Total underwriting, acquisition and insurance expenses	$86,551	$69,774

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
The following tables set forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the three months ended March 31, 2025 and 2024:

	2025		2024
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$408,310	$385,438	$366,796	$327,172
Assumed premiums	127,016	78,727	91,824	62,186
Ceded premiums	(192,055)	(163,799)	(171,520)	(153,016)
Net premiums	$343,271	$300,366	$287,100	$236,342
Ceded losses and LAE incurred		$135,467		$85,619

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.     Reinsurance (continued)
The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Ceded unpaid losses and LAE	$706,801	$670,846
Ceded paid losses and LAE	198,464	166,663
Loss portfolio transfer	—	22,662
Allowance for credit losses	(2,295)	(2,295)
Reinsurance recoverables	$902,970	$857,876
Ceded unearned premium	$232,147	$203,901

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At March 31, 2025, the market value of these accounts was approximately $212.8 million. The trust amount will be adjusted periodically, by mutual agreement, based on claim payments and loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at March 31, 2025 and December 31, 2024 was $24.7 million and $25.9 million, respectively, and was included in other assets on the condensed consolidated balance sheets.
12.    Earnings Per Share
The following table sets forth the compilation of basic and diluted net earnings per share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands, except for share and per share amounts)	2025	2024
Numerator
Net income	$42,058	$36,784
Denominator
Basic weighted-average common shares	40,196,416	39,108,351
Dilutive effect of stock notes	—	711,752
Dilutive effect of stock units	1,004,585	935,890
Dilutive effect of options	479,594	329,143
Diluted weighted-average common share equivalents	41,680,595	41,085,136
Basic earnings per share	$1.05	$0.94
Diluted earnings per share	$1.01	$0.90

The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Stock units	56,155	70,671
Options	2,512	48

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.    Earnings Per Share (continued)
The following table presents common share equivalents of contingently issuable instruments that were excluded from basic earnings per share in the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Common shares	—	866,428
Total	—	866,428

13.    Related Party Transactions
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premium and gross commission expense related to these agreements for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
($ in thousands)	2025	2024
Net earned premium	$28,960	$25,894
Commissions	7,632	6,887

Premiums receivable as of March 31, 2025 and December 31, 2024 were $18.6 million and $12.6 million, respectively.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the three months ended March 31, 2025 were $0.2 million, compared to $2.0 million for the three months ended March 31, 2024.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “Skyward Specialty” as used below refers only to Skyward Specialty Insurance Group, Inc. and the terms “our Company,” “we,” “us,” and “our” as used below refer to Skyward Specialty Insurance Group and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31 for the time period then ended. We discuss certain key metrics which provide useful information about our business and the operational factors underlying our financial performance. Many of these metrics are generally standard among insurance companies and help to provide comparability with our peers. Select insurance, accounting, operating and financial terms for Skyward Specialty are defined in the sections entitled “Select Insurance and Financial Terms” and “Key Operating and Financial Metrics” included in our 2024 Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” in our 2024 Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our 2024 Form 10-K.
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
During the first quarter of 2025, the Company updated its underwriting divisions to align with how management currently oversees the business, allocates resources and evaluates operating performance. The Company added a ninth division, Agriculture and Credit (Re)insurance, which includes the Global Agriculture unit, previously reported with Global Property, and the Mortgage and Credit units, and focuses on specialty classes for which reinsurance provides a more attractive market entry. The Industry Solutions division is now the Construction & Energy Solutions division and the Inland Marine unit is now included in the Transactional E&S division. Programs is now Specialty Programs. Prior reporting periods have been conformed to reflect the new presentation.
All of our insurance company subsidiaries are group rated and have financial strength ratings of “A” (Excellent) with stable outlook from the A.M. Best Company.

Results of Operations
The following table summarizes our results for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Gross written premiums	$535,326	$458,620
Ceded written premiums	(192,055)	(171,520)
Net written premiums	$343,271	$287,100
Net earned premiums	$300,366	$236,342
Commission and fee income	1,976	2,026
Losses and LAE	187,309	143,914
Underwriting, acquisition and insurance expenses	86,551	69,774
Underwriting income(1)	$28,482	$24,680

Net investment income	$19,331	$18,297
Net investment gains	$6,841	$8,303
Income before income taxes	$51,435	$46,977
Net income	$42,058	$36,784
Adjusted operating income(1)	$37,321	$31,024

Loss and LAE ratio	62.4%	60.9%
Expense ratio	28.1%	28.7%
Combined ratio	90.5%	89.6%

Annualized return on equity	20.5%	21.7%
Annualized return on tangible equity(1)	22.9%	25.0%
Annualized adjusted return on equity(1)	18.2%	18.3%
Annualized adjusted return on tangible equity(1)	20.3%	21.1%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2
Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income
The following table provides a reconciliation of adjusted operating income to net income for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025		2024
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$51,435	$42,058	$46,977	$36,784
Less (add):
Net investment gains	6,841	5,594	8,303	6,501
Net impact of LPT	—	—	241	189
Other income	13	11	—	—
Other expenses	(1,061)	(868)	(1,188)	(930)
Adjusted operating income	$45,642	$37,321	$39,621	$31,024

Underwriting Income
The following table provides a reconciliation of underwriting income to income before federal income tax expense for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Income before income taxes	$51,435	$46,977
Add:
Interest expense	1,834	2,727
Amortization expense	337	388
Other expenses	1,061	1,188
Less:
Net investment income	19,331	18,297
Net investment gains	6,841	8,303
Other income	13	—
Underwriting income	$28,482	$24,680

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Stockholders’ equity	$850,721	$692,272
Less: Goodwill and intangible assets	87,089	88,137
Tangible stockholders’ equity	$763,632	$604,135

Annualized Adjusted Return on Equity
The following table provides a reconciliation of annualized adjusted return on equity to annualized return on equity for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Numerator: annualized adjusted operating income	$149,284	$123,896
Denominator: average stockholders’ equity	$822,360	$676,652
Annualized adjusted return on equity	18.2%	18.3%

Annualized Return on Tangible Equity
Annualized return on tangible equity for the three months ended March 31, 2025 and 2024 reconciles to annualized return on equity as follows:

	Three months ended March 31,
($ in thousands)	2025	2024
Numerator: annualized net income	$168,232	$147,136
Denominator: average tangible stockholders’ equity	$735,142	$588,366
Annualized return on tangible equity	22.9%	25.0%

Annualized Adjusted Return on Tangible Equity
Annualized adjusted return on tangible equity for the three months ended March 31, 2025 and 2024 reconciles to annualized return on equity as follows:

	Three months ended March 31,
($ in thousands)	2025	2024
Numerator: annualized adjusted operating income	$149,284	$123,896
Denominator: average tangible stockholders’ equity	$735,142	$588,366
Annualized adjusted return on tangible equity	20.3%	21.1%

Underwriting Results
Premiums
The following tables present gross written premiums by underwriting division for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024	Change	% Change
Accident & Health	$63,169	$40,901	$22,268	54.4%
Agriculture and Credit (Re)insurance	87,847	43,321	44,526	102.8%
Captives	68,401	68,408	(7)	—%
Construction & Energy Solutions	75,571	74,222	1,349	1.8%
Global Property	46,686	57,312	(10,626)	(18.5%)
Professional Lines	41,166	42,239	(1,073)	(2.5%)
Specialty Programs	62,675	52,178	10,497	20.1%
Surety	37,798	33,842	3,956	11.7%
Transactional E&S	52,006	46,232	5,774	12.5%
Total gross written premiums(1)	$535,319	$458,655	$76,664	16.7%
(1) Excludes exited business
The increase in gross written premiums for the first quarter of 2025, when compared to the same 2024 period, was driven by double-digit premium growth primarily from the agriculture and credit (re)insurance, accident & health and specialty programs divisions, partially offset by a decrease in gross written premiums in the global property division.
Net written premiums for the first quarter of 2025 were $343.3 million, an increase of $56.2 million or 19.6%, when compared to $287.1 million for the same 2024 period. The increase in net written premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
Net earned premiums for the first quarter of 2025 were $300.4 million, an increase of $64.1 million or 27.1% when compared to $236.3 million for the same 2024 period. The increase in net earned premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in this Item 2.

Losses and LAE
The following tables set forth the components of the loss and LAE ratios and adjusted loss and LAE ratios for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025		2024
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$180,809	60.2%	$143,155	60.6%
Cat loss and LAE(1)	6,500	2.2%	1,000	0.4%
Prior accident year development - LPT	—	—%	(241)	(0.1)%
Total losses and LAE	$187,309	62.4%	$143,914	60.9%

(1) Current accident year
The loss ratio for the first quarter of 2025 increased 1.5 points when compared to the same 2024 period, due to higher catastrophe losses, primarily from convective storms in the Midwest and the California wildfires. The improvement in the non-catastrophe loss and LAE ratio for the first quarter of 2025 when compared to the same 2024 period, was driven by the business mix shift.
Expense Ratio
The following tables set forth the components of the expense ratios for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025		2024
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$44,490	14.8%	$31,977	13.6%
Other operating and general expenses	42,061	14.0%	37,797	16.0%
Underwriting, acquisition and insurance expenses	86,551	28.8%	69,774	29.6%
Less: commission and fee income	(1,976)	(0.7%)	(2,026)	(0.9%)
Total net expenses	$84,575	28.1%	$67,748	28.7%

The expense ratio for the first quarter improved 0.6 points when compared to the same 2024 period primarily due to earnings leverage partially offset by higher acquisition costs due to the business mix shift.
The expense ratios for the first quarters of 2025 and 2024 exclude the impact of IPO related stock compensation and secondary offering expenses, which are reported in other expenses in our condensed consolidated statements of operations and comprehensive income.

Investment Results
The following table sets forth the components of net investment income and net investment gains (losses) for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
$ in thousands	2025	2024
Short-term investments & cash and cash equivalents	$4,041	$5,088
Fixed income	16,730	12,478
Equities	657	627
Alternative and strategic investments	(2,097)	104
Net investment income	$19,331	$18,297
Net unrealized gains on securities still held	$5,491	$8,991
Net realized gains (losses)	1,350	(688)
Net investment gains	$6,841	$8,303

Net investment income for the first quarter of 2025 increased $1.0 million when compared to the same 2024 period.
The increase in income from our fixed income portfolio for the first quarter of 2025, when compared to the same 2024 period, was due to (i) a larger asset base as we continued to increase our allocation to this part of our investment portfolio and (ii) a higher book yield of 5.2% at March 31, 2025 compared to 4.7% at March 31, 2024. The decrease in income from short-term investments for the first quarter of 2025 when compared to the same 2024 period, was due to a lower book yield. The losses from alternative and strategic investments for the first quarter of 2025 was driven by the decline in the fair value of limited partnership investments.
When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at March 31, 2025 and determined that no credit impairment existed in the gross unrealized holding losses. See Note 2, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at March 31, 2025 and December 31, 2024:

	2025		2024
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Cash and cash equivalents	$112,916	5.4%	$121,603	6.1%
Short-term investments	308,042	14.6%	274,929	13.8%
Fixed income	1,413,520	67.1%	1,318,708	66.2%
Equities	108,075	5.1%	106,254	5.3%
Alternative and strategic investments	163,753	7.8%	170,929	8.6%
Total portfolio	$2,106,306	100.0%	$1,992,423	100.0%

Fixed income
Our fixed income portfolio primarily consists of investment grade fixed income securities, which are predominantly highly-rated and liquid bonds, and commercial mortgage loans.
The following table sets forth the components of our fixed income securities at March 31, 2025 and December 31, 2024:

	2025		2024
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
U.S. government securities	$26,682	1.9%	$26,486	2.0%
Corporate securities and miscellaneous	490,850	34.7%	425,628	32.3%
Municipal securities	85,831	6.1%	84,716	6.4%
Residential mortgage-backed securities	402,397	28.5%	393,833	29.9%
Commercial mortgage-backed securities	76,191	5.4%	69,364	5.2%
Other asset-backed securities	315,557	22.3%	292,191	22.2%
Total fixed income portfolio, available-for-sale	1,397,508	98.9%	1,292,218	98.0%
Commercial mortgage loans	$16,012	1.1%	$26,490	2.0%
Total fixed income portfolio	$1,413,520	100.0%	$1,318,708	100.0%

The weighted average credit rating of our available-for-sale fixed income portfolio was “A+” by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) at March 31, 2025 and “AA-” at December 31, 2024. The following table sets forth the credit quality of our available-for-sale fixed income portfolio at March 31, 2025 and December 31, 2024, as rated by Standard & Poor’s or equivalent designation:

	2025		2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$479,479	34.2%	$483,099	37.3%
AA	158,996	11.4%	141,177	10.9%
A	480,478	34.4%	429,703	33.3%
BBB	255,335	18.3%	216,602	16.8%
BB and Lower	23,220	1.7%	21,637	1.7%
Total fixed income portfolio, available-for-sale	$1,397,508	100.0%	$1,292,218	100.0%

Our commercial mortgage loans are primarily senior loans on real estate across the U.S.
The average duration of our fixed income portfolio was approximately 4.29 years and 4.34 years, respectively, as of March 31, 2025 and December 31, 2024.
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
Other Items
Income Taxes
Income tax expense for the three months ended March 31, 2025 was $9.4 million compared to $10.2 million for the same 2024 period. Our effective tax rate for the three months ended March 31, 2025 was 18.2%, compared to 21.7% for the same 2024 period. The effective tax rate for the three months ended March 31, 2025 was impacted by certain discrete tax items, primarily tax benefits from stock-based compensation, which reduced the effective tax rate by 3.9%. For additional information, see Note 7 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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
Our cash flows for the three months ended March 31, 2025 and 2024:

($ in thousands)	2025	2024
Cash and cash equivalents provided by (used in):
Operating activities	$96,760	$94,265
Investing activities	(100,779)	(69,866)
Financing activities	—	(9,466)
Change in cash and cash equivalents and restricted cash	$(4,019)	$14,933

The increase in cash provided by operating activities in 2025 when compared to 2024 was primarily due to positive cash flow from our insurance operations. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
Net cash used in investing activities in 2025 and 2024 were primarily driven by purchases of fixed maturity securities and short-term investments. Net cash used in financing activities in 2024 was driven by net payments on debt.
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
On August 30, 2024, we fully redeemed the March 15, 2024 draw on the Revolving Credit Facility and redeemed $7.0 million of the March 29, 2023 draw on the Revolving Credit Facility. As of March 31, 2025, we had $43.0 million outstanding under the Revolving Credit Facility with another $107.0 million of undrawn capacity.

Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the SOFR plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At March 31, 2025, the six-month SOFR on the Revolving Credit Facility was 4.22%, plus a margin of 1.60%.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of March 31, 2025, we are in compliance with all covenants.
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
At March 31, 2025 the ratio of total debt outstanding, including the FHLB Loan, the Revolving Credit Facility and the Notes, to total capitalization (defined as total debt plus stockholders’ equity) was 12.3% and at December 31, 2024, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization was 13.1%.
Share Repurchase Program
In October 2024, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including through Rule 10b5-1 trading plans. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The share repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. As of March 31, 2025, no shares had been repurchased under this plan.
Reinsurance
We strategically purchase reinsurance from third parties which enhances our business by protecting capital from severity events (either large single event losses or catastrophes) and reducing volatility in our earnings. Our reinsurance contracts are predominantly one year in length and renew annually throughout the year, primarily in January and April. At each annual renewal, we consider several factors that influence any changes to our reinsurance purchases, including any plans to change the underlying insurance coverage we offer, updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance treaties.
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
For the three months ended March 31, 2025 our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 64.1%, compared to 62.6% for the same 2024 period.

The following is a summary of our reinsurance programs as of March 31, 2025:

Line of Business	Maximum Company Retention
Accident & Health	$0.90 million per occurrence
Commercial Auto(1)	$1.00 million per occurrence
Excess Casualty(1)(2)	$1.69 million per occurrence
General Liability(1)	$1.68 million per occurrence
Ocean Marine(2)	$2.50 million per occurrence
Professional Lines(2)	$5.19 million per occurrence
Property(3)	$4.00 million per occurrence
Representation and Warranty	$5.00 million per occurrence
Surety(2)	$4.00 million per occurrence
Workers’ Compensation(2)	$2.33 million per occurrence

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As previously disclosed within Item 9A. Controls and Procedures of our 2024 Form 10-K, management concluded that a material weakness existed related to the ineffective implementation of information technology general controls (“ITGCs”) in the area of user access for systems that support the Company’s financial reporting processes as well as the related process-level IT dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs. As part of our efforts to remediate the material weakness, new controls and procedures have been designed and are in process of being implemented as previously disclosed within Item 9A. Controls and Procedures of our 2024 Form 10-K. Therefore, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective. Despite the foregoing, our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q.
Status of Remediation Activities
With the oversight of the Audit Committee, our management has implemented, and is in process of implementing, additional measures to improve our internal control over ITGCs to remediate the material weakness identified above, including (i) conducting a thorough review of existing ITGCs to identify areas of weakness, (ii) enhancing access controls, (iii) strengthening system access procedures and (iv) providing regular training and awareness programs for employees to ensure they understand ITGC policies and procedures and adhere to best practices for maintaining data integrity and security. We are committed to continuing to improve our ITGCs.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the identified material weakness, or to avoid potential future material weaknesses or significant deficiencies. While we believe our efforts have improved our internal control over ITGCs, remediation of the material weakness will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We have invested, and expect to continue to invest, significant resources to improve our ITGCs.
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation efforts relating to the material weaknesses identified above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”), as supplemented by the below risk factor update. The below risk factor updates the risk factor captioned “Security breaches, loss of data, cyberattacks, and other information technology failures could disrupt our operations, damage our reputation, and adversely affect our business, operations, and financial results.” in our 2024 Form 10-K. There have been no other material changes in our risk factors in the quarter ended March 31, 2025 from those disclosed in our 2024 Form 10-K.
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
Computer viruses, hackers, employee misconduct, and other external hazards could expose our systems to security breaches, cyber-attacks or other disruptions. While we have implemented security measures designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be subject to breaches or interference and we, and our third-party service providers, will likely continue to experience cybersecurity incidents of varying degrees. For instance, we recently experienced a data incident in which attackers acquired certain of our data. We currently believe the breach is immaterial in nature, but we are continuing to investigate. At this time, there is no evidence that a nation-state actor or global hacker was involved or that there has been any misuse of this information. In the event that our investigation results in more significant exposure than we currently believe, our business may be adversely impacted. Any such event may result in operational disruptions as well as unauthorized access to, the disclosure of, or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, or other damage to our business. In addition, SEC and state law requirements regarding general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the quarter ended March 31, 2025, certain of our executives entered into or amended existing written plans during an open insider trading window for the purchase or sale of our securities that are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
On March 6, 2025, Andrew Robinson, Chief Executive Officer, modified his Rule 10b5-1 Trading Arrangement, originally adopted on September 10, 2024, to change the start date of the second tranche from May 9, 2025 to June 6, 2025. The modified plan provides for the sale of up to an aggregate of 36,271 shares of our common stock that remain available for sell.
On March 12, 2025, Mark Haushill entered into a new Rule 10b5-1 Trading Arrangement. The material terms of these trading plans are set forth in the table below.

Disclosure Events	Name (Title)	Date of Adoption	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
1	Andrew Robinson (Chief Executive Officer)	September 10, 2024; Amended second order of plan on March 6, 2025	Rule 10b5-1(c) Trading Arrangement	1/2/2025 – 6/30/2025	Up to 60,358 shares
2	Mark Haushill (Chief Financial Officer)	March 12, 2025	Rule 10b5-1(c) Trading Arrangement	6/13/2025 – 3/31/2026	Up to 75,000 shares

Item 6. Exhibits
(a)Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2023).
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

Skyward Specialty Insurance Group, Inc.
Date: May 7, 2025	By:	/s/ Andrew Robinson
Andrew Robinson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)