Form 10-K/A
period 2024-12-31
Skyward Specialty Insurance Group, Inc.
filed 2025-08-07
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K/A
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
Number of shares of the registrant’s common stock outstanding at February 26, 2025 was 40,127,908.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2025 annual meeting of stockholders (the “2025 Proxy Statement”), which will be filed within 120 days of December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
Skyward Specialty Insurance Group, Inc., a Delaware corporation, together with its subsidiaries, where applicable, the “Company,” which may also be referred to as “we,” “us” or “our,” filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 on March 3, 2025 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to amend Part II, Item 8, “Report of Independent Registered Public Accounting Firm” of the Form 10-K to correct a typographical error in Ernst & Young LLP’s (“EY”) financial statement audit opinion. The audit opinion inadvertently omitted the following statement in the description of EY’s Opinion on the Financial Statements: “We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an adverse opinion thereon.”
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act, as amended (the “Exchange Act”), we have included the entire text of Item 8 of the Form 10-K in this Amendment No. 1. However, there have been no changes made to the text of such item other than the changes stated in the immediately preceding paragraph. As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2 and 32.1 to this Amendment No. 1. A new consent of EY also is being filed as Exhibit 23.1.
Except as otherwise expressly noted, this Amendment No. 1 does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment No. 1 should be read in conjunction with the Form 10-K and any subsequent filings with the U.S. Securities and Exchange Commission.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated August 7, 2025, which expressed an unqualified opinion thereon.
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
August 7, 2025

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an adverse opinion thereon.
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
August 7, 2025

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
Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2024, 2023 and 2022
(a)(2)
(a)(3) LISTING OF EXHIBITS

Exhibit Number	Exhibit Description
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*
Certification of Principal Financial and Accounting Officer pursuant to Rule 13a 14(a) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
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

Skyward Specialty Insurance Group, Inc.

Dated: August 7, 2025	/s/ Mark Haushill
Mark Haushill Chief Financial Officer