Form 10-Q
period 2025-06-30
Skyward Specialty Insurance Group, Inc.
filed 2025-08-07
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 1, 2025, the registrant had 40,486,656 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (net of allowance for credit losses of $6,150 and $0, respectively) (amortized cost of $1,638,973 and $1,320,266, respectively)	$1,629,464	$1,292,218
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $268 and $243, respectively)	35,253	39,153
Equity securities, at fair value	58,001	106,254
Mortgage loans, at fair value	10,168	26,490
Equity method investments	88,804	98,594
Other long-term investments	44,479	33,182
Short-term investments, at fair value	214,338	274,929
Total investments	2,080,507	1,870,820
Cash and cash equivalents	136,617	121,603
Restricted cash	36,547	35,922
Premiums receivable, net	518,441	321,641
Reinsurance recoverables, net	925,291	857,876
Ceded unearned premium	294,124	203,901
Deferred policy acquisition costs	140,903	113,183
Deferred income taxes	28,727	30,486
Goodwill and intangible assets, net	88,795	87,348
Other assets	86,440	86,698
Total assets	$4,336,392	$3,729,478
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$1,918,753	$1,782,383
Unearned premiums	814,063	637,185
Deferred ceding commission	54,952	40,434
Reinsurance and premium payables	299,481	177,070
Funds held for others	127,377	102,665
Accounts payable and accrued liabilities	102,298	76,206
Notes payable	100,000	100,000
Subordinated debt, net of debt issuance costs	19,553	19,536
Total liabilities	3,436,477	2,935,479
Stockholders’ equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 40,486,656 and 40,127,908 shares issued and outstanding, respectively	405	401
Additional paid-in capital	724,159	718,598
Accumulated other comprehensive loss	(2,666)	(22,120)
Retained earnings	178,017	97,120
Total stockholders’ equity	899,915	793,999
Total liabilities and stockholders’ equity	$4,336,392	$3,729,478

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenues:
Net earned premiums	$295,542	$257,583	$595,908	$493,925
Commission and fee income	2,560	2,053	4,536	4,079
Net investment income	18,589	22,034	37,927	40,331
Net investment gains (losses)	3,205	(1,721)	10,039	6,582
Other income (loss)	7	(7)	20	(7)
Total revenues	319,903	279,942	648,430	544,910
Expenses:
Losses and loss adjustment expenses	181,262	159,054	368,571	302,968
Underwriting, acquisition and insurance expenses	85,596	76,679	172,147	146,453
Interest expense	1,876	2,449	3,710	5,176
Amortization expense	372	360	709	748
Other expenses	1,002	1,045	2,063	2,233
Total expenses	270,108	239,587	547,200	457,578
Income before income taxes	49,795	40,355	101,230	87,332
Income tax expense	10,956	9,385	20,333	19,578
Net income	$38,839	$30,970	$80,897	$67,754
Comprehensive income
Net income	$38,839	$30,970	$80,897	$67,754
Other comprehensive income (loss):
Unrealized gains and losses on investments:
Net change in unrealized gains (losses) on investments, net of tax	11,005	(1,451)	23,260	(6,869)
Reclassification adjustment for losses on securities no longer held, net of tax	(3,624)	(406)	(3,806)	(1,314)
Total other comprehensive income (loss)	7,381	(1,857)	19,454	(8,183)
Comprehensive income	$46,220	$29,113	$100,351	$59,571
Per share data:
Basic earnings per share	$0.96	$0.79	$2.01	$1.73
Diluted earnings per share	$0.93	$0.75	$1.94	$1.65
Weighted-average common shares outstanding
Basic	40,445,391	39,177,457	40,322,051	39,142,825
Diluted	41,871,496	41,168,082	41,771,215	41,110,384

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three months ended June 30,
($ in thousands, except share amounts)	2025	2024
Common shares:
Balance at beginning of period	40,402,879	39,995,027
Issuance of shares	83,777	101,105
Balance at June 30	40,486,656	40,096,132
Common stock:
Balance at beginning of period	$404	$400
Issuance of common stock	1	1
Balance at June 30	$405	$401
Additional paid-in capital:
Balance at beginning of period	$721,186	$711,309
Issuance of common stock	2,973	2,233
Balance at June 30	$724,159	$713,542
Stock notes receivable:
Balance at beginning of period	$—	$(5,234)
Employee equity transactions	—	1
Balance at June 30	$—	$(5,233)
Accumulated other comprehensive loss:
Balance at beginning of period	$(10,047)	$(29,279)
Other comprehensive income (loss), net of tax	7,381	(1,857)
Balance at June 30	$(2,666)	$(31,136)
Retained earnings:
Balance at beginning of period	$139,178	$15,076
Net income	38,839	30,970
Balance at June 30	$178,017	$46,046
Total stockholders’ equity	$899,915	$723,620

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six months ended June 30,
($ in thousands, except share amounts)	2025	2024
Common shares:
Balance at beginning of year	40,127,908	39,863,756
Issuance of shares	358,748	232,376
Balance at June 30	40,486,656	40,096,132
Common stock:
Balance at beginning of year	$401	$399
Issuance of common stock	4	2
Balance at June 30	$405	$401
Additional paid-in capital:
Balance at beginning of year	$718,598	$710,855
Issuance of common stock	5,561	2,687
Balance at June 30	$724,159	$713,542
Stock notes receivable:
Balance at beginning of year	$—	$(5,562)
Employee equity transactions	—	329
Balance at June 30	$—	$(5,233)
Accumulated other comprehensive loss:
Balance at beginning of year	$(22,120)	$(22,953)
Other comprehensive income (loss), net of tax	19,454	(8,183)
Balance at June 30	$(2,666)	$(31,136)
Retained earnings (accumulated deficit):
Balance at beginning of year	$97,120	$(21,708)
Net income	80,897	67,754
Balance at June 30	$178,017	$46,046
Total stockholders’ equity	$899,915	$723,620

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
($ in thousands)	2025	2024
Cash flows from operating activities
Net income	$80,897	$67,754
Adjustments to reconcile net income to net cash provided by operating activities	104,043	47,466
Net cash provided by operating activities	184,940	115,220
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(405,609)	(266,800)
Purchase of equity securities	(12,626)	(6,293)
Purchase of equity method investments	(2,839)	(1,100)
Purchase of intangible assets and goodwill	(2,000)	—
Investment in direct and indirect loans	13,435	14,224
Purchase of property and equipment	(1,287)	(2,769)
Proceeds from the sales of fixed maturity securities, available-for-sale	25,524	17,917
Maturities, calls, transfers and paydowns of fixed maturity securities, available-for-sale	60,628	56,607
Maturities, calls and paydowns of fixed maturity securities held-to-maturity	3,459	4,135
Proceeds from the sales of equity securities	67,495	17,760
Sales of and distributions from equity method and other long-term investments	8,730	7,951
Change in short-term investments	60,606	55,185
Change in receivable/payable for securities	—	34
Cash provided by deposit accounting	15,183	5,325
Net cash used in investment activities	(169,301)	(97,824)
Cash flows from financing activities:
Repayment of stock notes receivable	—	329
Proceeds from long term borrowings	—	50,000
Payments on long term borrowings and trust preferred	—	(59,794)
Net cash used in financing activities	—	(9,465)
Net increase in cash and cash equivalents and restricted cash	15,639	7,931
Cash and cash equivalents and restricted cash at beginning of period(1)	157,525	100,336
Cash and cash equivalents and restricted cash at end of period(1)	$173,164	$108,267
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,234	$4,835
Cash paid for federal income taxes	$20,330	$13,980
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
Updates to Significant Accounting Policies
The following accounting policy has been updated to align with reporting of peer companies.
Investments
Available-for-sale
The allowance for credit losses is limited to the amount by which fair value is below amortized cost. Prior to June 30, 2025, changes in the allowance for credit losses were recognized in net investment income on the consolidated statements of operations. As of June 30, 2025, changes in the allowance for credit losses are recognized in net investment gains (losses). Prior periods have been updated to conform to the current period presentation. Credit losses that are limited by the fair value of the security are recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive (loss) income. Unrealized losses that are not credit-related continue to be recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive (loss) income.
Held to maturity
Investments in fixed maturity securities that are held-to-maturity are carried at amortized cost net of an allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses. The Company develops a historical loss rate from Moody’s multi-year cumulative loss rates for asset backed securities. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts. Prior to June 30, 2025, changes in the allowance for credit losses were recognized in net investment income on the consolidated statements of operations. As of June 30, 2025, changes in the allowance for credit losses are recognized in net investment gains (losses). Prior periods have been updated to conform to the current period presentation.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.    Investments
The following tables set forth the amortized cost and the fair value by investment category at June 30, 2025 and December 31, 2024:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$46,036	$285	$(56)	$—	$46,265
Corporate securities and miscellaneous	552,258	10,453	(7,063)	(6,150)	549,498
Municipal securities	102,246	811	(2,903)	—	100,154
Residential mortgage-backed securities	474,693	4,682	(12,688)	—	466,687
Commercial mortgage-backed securities	82,647	895	(753)	—	82,789
Other asset-backed securities	381,093	4,247	(1,269)	—	384,071
Total fixed maturity securities, available-for-sale	$1,638,973	$21,373	$(24,732)	$(6,150)	$1,629,464
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$35,521	$1,856	$(11)	$(268)	$37,098
Total fixed maturity securities, held-to-maturity	$35,521	$1,856	$(11)	$(268)	$37,098

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
December 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$26,577	$35	$(126)	$—	$26,486
Corporate securities and miscellaneous	433,298	5,618	(13,288)	—	425,628
Municipal securities	89,966	116	(5,366)	—	84,716
Residential mortgage-backed securities	408,585	1,875	(16,627)	—	393,833
Commercial mortgage-backed securities	70,262	545	(1,443)	—	69,364
Other asset-backed securities	291,578	2,447	(1,834)	—	292,191
Total fixed maturity securities, available-for-sale	$1,320,266	$10,636	$(38,684)	$—	$1,292,218
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$39,396	$—	$(436)	$(243)	$38,717
Total fixed maturity securities, held-to-maturity	$39,396	$—	$(436)	$(243)	$38,717

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at June 30, 2025:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$40,340	$38,986
Due after one year through five years	358,402	354,861
Due after five years through ten years	250,982	252,563
Due after ten years	50,816	49,507
Mortgage-backed securities	557,340	549,476
Other asset-backed securities	381,093	384,071
Total	$1,638,973	$1,629,464

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at June 30, 2025 consisted entirely of asset backed securities that were not due at a single maturity date.
At June 30, 2025, the Company had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $65.7 million pledged as collateral for a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Dallas (“FHLB”) pursuant to an Advances and Security Agreement between the Company and FHLB (the “Advances and Security Agreement”). In accordance with the terms of the FHLB Loan, the Company retains all rights regarding these pledged securities.
At June 30, 2025, the Company had assets with fair values of approximately $51.5 million pledged as collateral for the performance obligations under reinsurance agreements. In accordance with the terms of the trust agreements, the Company retains all rights regarding these securities, of which $43.7 million are residential mortgage-backed securities, $5.6 million of cash and cash equivalents and other assets and $2.2 million of short-term investments.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of June 30, 2025 and 2024:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$14,389	$(6)	$2,033	$(50)	$16,422	$(56)
Corporate securities and miscellaneous	62,592	(652)	69,641	(6,411)	132,233	(7,063)
Municipal securities	31,198	(792)	20,021	(2,111)	51,219	(2,903)
Residential mortgage-backed securities	113,437	(1,263)	80,795	(11,425)	194,232	(12,688)
Commercial mortgage-backed securities	5,142	(43)	10,562	(710)	15,704	(753)
Other asset-backed securities	62,756	(488)	27,845	(781)	90,601	(1,269)
Total fixed maturity securities, available-for-sale	289,514	(3,244)	210,897	(21,488)	500,411	(24,732)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	37,098	(11)			37,098	(11)
Total fixed maturity securities, held-to-maturity:	37,098	(11)	—	—	37,098	(11)
Total	$326,612	$(3,255)	$210,897	$(21,488)	$537,509	$(24,743)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$15,938	$(34)	$2,297	$(92)	$18,235	$(126)
Corporate securities and miscellaneous	136,888	(2,060)	81,232	(11,228)	218,120	(13,288)
Municipal securities	41,930	(1,046)	27,687	(4,320)	69,617	(5,366)
Residential mortgage-backed securities	201,407	(3,366)	82,496	(13,261)	283,903	(16,627)
Commercial mortgage-backed securities	9,411	(126)	13,178	(1,317)	22,589	(1,443)
Other asset-backed securities	75,119	(721)	29,851	(1,113)	104,970	(1,834)
Total fixed maturity securities, available-for-sale	480,693	(7,353)	236,741	(31,331)	717,434	(38,684)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	2,144	(2)	36,573	(434)	38,717	(436)
Total fixed maturity securities, held-to-maturity:	2,144	(2)	36,573	(434)	38,717	(436)
Total	$482,837	$(7,355)	$273,314	$(31,765)	$756,151	$(39,120)

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
As of June 30, 2025, the Company had 613 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company reviewed its investments at June 30, 2025 and determined that for two available-for-sale securities in the “corporate securities and miscellaneous” category, credit impairments existed, based on new recovery analysis that showed deteriorating conditions raising credit concerns. Other than the securities discussed previously, the Company determined that no other credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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
The following table sets forth the changes in the allowance for credit losses on available-for-sale securities and held-to-maturity securities during the six months ended June 30, 2025 and 2024:

	Fixed Maturity Securities, Available-For-Sale	Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2024	$—	$243
Current period provision for credit losses	—	7
Balance at March 31, 2025	$—	$250
Current period provision for credit losses	6,150	18
Balance at June 30, 2025	$6,150	$268

Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2023	$329
Balance at March 31, 2024	$329
Recoveries of amounts previously written off	(104)
Balance at June 30, 2024	$225

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following table sets forth the components of net investment gains (losses) for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Gross realized gains
Fixed maturity securities, available-for sale	$452	$331	$905	$830
Equity securities	15,441	493	17,186	1,574
Other	596	104	600	122
Total	16,489	928	18,691	2,526
Gross realized losses
Fixed maturity securities, available-for sale	(8,477)	(466)	(8,597)	(860)
Equity securities	(1,577)	(417)	(2,255)	(2,291)
Other	(49)	(6)	(110)	(24)
Total	(10,103)	(889)	(10,962)	(3,175)
Net unrealized gains (losses) on investments
Equity securities	(9,429)	(730)	(8,349)	7,290
Mortgage loans	330	(1,030)	264	(59)
Other	5,918	—	10,395	—
Net investment gains (losses)	$3,205	$(1,721)	$10,039	$6,582

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
($ in thousands)	2025	2024
Fixed maturity securities, available-for sale	$25,524	$17,917
Equity securities	67,495	17,760

The following table sets forth the components of net investment income for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Income:
Fixed maturity securities, available-for sale	$18,453	$13,407	$35,741	$25,638
Fixed maturity securities, held-to-maturity	(822)	1,126	—	2,252
Equity securities	492	751	1,109	1,378
Equity method investments	(898)	2,642	(2,886)	3,740
Mortgage loans	270	1,588	931	3,007
Indirect loans	(4,249)	221	(4,990)	(1,473)
Short-term investments and cash	3,707	3,421	6,899	7,661
Other	794	655	1,771	1,524
Total investment income	17,747	23,811	38,575	43,727
Investment expenses	842	(1,777)	(648)	(3,396)
Net investment income	$18,589	$22,034	$37,927	$40,331

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following table sets forth the change in net unrealized gains (losses) on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Fixed maturity securities	$9,403	$(2,370)	$24,687	$(10,359)
Deferred income taxes	(2,022)	513	(5,233)	2,176
Total	$7,381	$(1,857)	$19,454	$(8,183)

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
The following table sets forth the range of the discount rate as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
High	10.54%	8.00%
Low	5.16%	5.70%
Weighted average	6.28%	6.60%

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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
High	9.34%	10.00%
Low	6.61%	7.00%
Weighted average	8.40%	7.93%

Investment in RedBird Capital Partners
Included in other long-term investments is an investment in a limited partnership with RedBird Capital Partners, which invests in Bishop Street Underwriters, LLC (“Bishop Street”), a managing general agent (MGA). The investment had a fair value of $41.4 million at June 30, 2025, which was determined using the net asset value. The Company employs procedures to assess the reasonableness of the fair value of the investment including obtaining and reviewing the audited financial statements. The unfunded commitment related to the investment was $21.5 million at June 30, 2025. The Company may sell its interest in the investment with the appropriate prior written notice and approval by the general partner. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
The following tables set forth the Company’s investments within the fair value hierarchy at June 30, 2025 and December 31, 2024:

June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$46,265	$—	$—	$46,265
Corporate securities and miscellaneous	—	463,822	85,676	549,498
Municipal securities	—	100,154	—	100,154
Residential mortgage-backed securities	—	466,687	—	466,687
Commercial mortgage-backed securities	—	82,789	—	82,789
Other asset-backed securities	—	374,879	9,192	384,071
Total fixed maturity securities, available-for-sale	46,265	1,488,331	94,868	1,629,464
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	37,098	37,098
Total fixed maturity securities, held-to-maturity	—	—	37,098	37,098
Equity securities:
Common stocks	33,593	—	—	33,593
Preferred stocks	—	1,160	—	1,160
Mutual funds	23,248	—	—	23,248
Total equity securities	56,841	1,160	—	58,001
Mortgage loans	—	—	10,168	10,168
Short-term investments	214,338	—	—	214,338
Total	$317,444	$1,489,491	$142,134	$1,949,069

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
The following tables set forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the six months ended June 30, 2025 and 2024:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2024	$77,920	$26,490
Total losses for the period recognized in net investment gains (losses)	(110)	(66)
Issuances	—	5
Settlements	—	(10,417)
Purchases	5,164	—
Sales/Disposals	(199)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	682	—
Balance at March 31, 2025	$83,457	$16,012
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$(84)
Total losses for the period recognized in net investment (losses) gains	(4,081)	330
Issuances	—	8
Settlements	—	(6,182)
Transfers into Level 3	6,144	—
Purchases	8,838
Sales/Disposals	(237)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	747	—
Balance at June 30, 2025	$94,868	$10,168
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$92

($ in thousands)	Mortgage Loans
Balance at December 31, 2023	$50,070
Total gains for the period recognized in net investment gains (losses)	971
Issuances	187
Settlements	(6,919)
Balance at March 31, 2024	$44,309
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$952
Total losses for the period recognized in net investment gains (losses)	(1,030)
Issuances	449
Settlements	(58)
Balance at June 30, 2024	$43,670
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$(1,031)

The transfers into Level 3 during the three and six months ended June 30, 2025 were the result of securities that began receiving valuations from asset managers that utilized unobservable inputs at the end of the period.

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
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of June 30, 2025, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
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
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
FHLB Loan	$57,000	$57,411	$57,000	$56,200
Revolving credit facility	43,000	43,000	43,000	43,000
Notes payable	$100,000	$100,411	$100,000	$99,200
Subordinated debt
Unsecured subordinated notes	$19,553	$20,522	$19,536	$20,541
Subordinated debt, net of debt issuance costs	$19,553	$20,522	$19,536	$20,541

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.
4.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”). As of June 30, 2025 and December 31, 2024, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate and mature in approximately 2 to 4 years from loan origination. The principal amounts of the loans are approximately 64% of the property’s appraised value at the time the loans were made.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.    Mortgage Loans (continued)
The following table sets forth the carrying value of the Company’s mortgage loans as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Commercial	$3,496	$8,474
Retail	—	10,032
Hospitality	6,672	7,984
	$10,168	$26,490

The following table sets forth the Company’s gross investment income for mortgage loans for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Commercial	$109	$850	$217	$1,309
Retail	—	470	304	960
Hospitality	161	268	410	738
	$270	$1,588	$931	$3,007

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three and six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025 and as of December 31, 2024, no mortgage loans were in the process of foreclosure and there were no mortgage loans that were not producing income for the previous 12 months.
5.    Equity Method Investments and Other
The following table sets forth the carrying value and ownership percentage of the Company’s equity method investments as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025		December 31, 2024
	Carrying Value	Ownership %	Carrying Value	Ownership %
Arena Special Opportunities Fund, LP units	$29,020	14.2%	$34,936	15.3%
JVM Funds LLC units	16,055	10.1%	17,229	10.1%
Hudson Ventures Fund 2 LP units	5,037	2.5%	4,967	2.5%
RISCOM	3,941	20.0%	5,013	20.0%
Brewer Lane Ventures Fund II LP units	1,384	2.4%	1,040	2.4%
Dowling Capital Partners LP units	881	5.0%	666	5.0%
Arena SOP LP units	—	11.3%	1,474	10.9%
	$56,318		$65,325

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Equity Method Investments and Other (continued)
The following table sets forth the components of net investment (loss) income from equity method investments for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
RISCOM	$1,055	$389	$927	$675
Dowling Capital Partners LP units	203	40	216	1,382
Brewer Lane Ventures Fund II LP	(27)	(24)	143	(56)
Hudson Ventures Fund II LP units	90	210	65	158
JVM Funds LLC	(304)	(535)	(515)	(1,019)
Arena SOP LP units	(218)	390	(1,474)	679
Arena Special Opportunities Fund, LP units	(1,697)	2,172	(2,248)	1,921
	$(898)	$2,642	$(2,886)	$3,740

The following table sets forth the unfunded commitment of equity method investments as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Brewer Lane Ventures Fund II LP units	$3,570	$4,077
Dowling Capital Partners LP units	386	386
Hudson Ventures Fund 2 LP units	266	397
Red Bird Capital Partners LP units	21,506	24,400
	$25,728	$29,260

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Investment in RISCOM:
Underlying equity	$2,805	$3,756
Difference	1,136	1,258
Recorded investment balance	$3,941	$5,013

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Investment in JVM Funds LLC:
Underlying equity	$15,526	$16,624
Difference	529	605
Recorded investment balance	$16,055	$17,229

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Equity Method Investments and Other (continued)
Investment in Indirect Loans and Loan Collateral
As of June 30, 2025 and December 31, 2024, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value of the SMA1 and SMA2 as of June 30, 2025 and December 31, 2024 were as follows:

($ in thousands)	June 30, 2025	December 31, 2024
SMA1	$17,495	$20,296
SMA2	14,991	12,973
Investment in indirect loans and loan collateral	$32,486	$33,269

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.     Segment (continued)
The following table presents gross written premiums by underwriting division for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Accident & Health	$60,489	$44,088	$123,658	$84,989
Agriculture and Credit (Re)insurance	71,573	36,592	159,420	79,913
Captives	76,961	62,099	145,362	130,507
Construction & Energy Solutions	73,613	78,214	149,184	152,436
Global Property	83,992	88,231	130,678	145,543
Professional Lines	38,147	38,106	79,313	80,345
Specialty Programs	85,955	59,644	148,630	111,822
Surety	40,737	37,642	78,535	71,484
Transactional E&S	53,461	51,609	105,467	97,841
Total continuing business	584,928	496,225	1,120,247	954,880
Exited business	(14)	18	(7)	(17)
Total gross written premiums	$584,914	$496,243	$1,120,240	$954,863

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.     Segment (continued)
The following table presents information about reported segment net underwriting income, significant segment expenses and a reconciliation of net underwriting income to net income for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Underwriting income
Revenues:
Net earned premiums	$295,542	$257,583	$595,908	$493,925
Commission and fee income	2,560	2,053	4,536	4,079
Total underwriting revenues	298,102	259,636	600,444	498,004
Expenses:
Losses and LAE	181,262	159,054	368,571	302,968
Amortization of policy acquisition costs	44,636	35,931	89,126	67,908
Other operating and general expenses	40,960	40,748	83,021	78,545
Total underwriting expenses	266,858	235,733	540,718	449,421
Net underwriting income	$31,244	$23,903	$59,726	$48,583

Reconciliation of net underwriting income to net income:
Net underwriting income	$31,244	$23,903	$59,726	$48,583
Add:
Net investment income	18,589	22,034	37,927	40,331
Net investment gains	3,205	(1,721)	10,039	6,582
Other income	7	(7)	20	(7)
Less:
Interest expense	1,876	2,449	3,710	5,176
Amortization expense	372	360	709	748
Other expenses	1,002	1,045	2,063	2,233
Income before income taxes	49,795	40,355	101,230	87,332
Income tax expense	10,956	9,385	20,333	19,578
Net income	$38,839	$30,970	$80,897	$67,754

The following table presents annualized return on equity for the three and six months ended June 30, 2025 and 2024 and book value per share as of June 30, 2025 and December 31, 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Annualized return on equity	17.7%	17.5%	19.1%	19.6%

			June 30, 2025	December 31, 2024
Book value per share			$22.23	$19.79

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    Income Taxes
The following table sets forth the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Income tax expense	$10,956	$9,385	$20,333	$19,578
Effective tax rate	22.0%	23.3%	20.1%	22.4%

The effective tax rate will differ from the statutory rate of 21 percent due to permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income, dividends-received deduction, non-deductible expenses and discrete items. The effective tax rate for the three and six months ended June 30, 2025 decreased 1.3% and 2.3%, respectively, when compared to the same 2024 periods. The effective tax rate for the six months ended June 30, 2025 was impacted by certain discrete tax items, primarily tax benefits from stock-based compensation, which reduced the effective tax rate by 1.7%.
The Company paid federal income taxes of $20.3 million during the three and six months ended June 30, 2025 and $14.0 million during the three and six months ended June 30, 2024.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on the consolidated financial statements.
8.    Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the condensed consolidated balance sheets as of and for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
($ in thousands)	2025	2024
Reserves for losses and LAE, beginning of period	$1,782,383	$1,314,501
Less: reinsurance recoverable on unpaid claims, beginning of period	(670,846)	(455,484)
Reserves for losses and LAE, beginning of period, net of reinsurance	1,111,537	859,017
Incurred, net of reinsurance, related to:
Current period	368,571	303,450
Prior years	—	—
Total incurred, net of reinsurance	368,571	303,450
Paid, net of reinsurance, related to:
Current period	42,153	39,202
Prior years	230,232	158,857
Total paid	272,385	198,059
Net reserves for losses and LAE, end of period	1,207,723	964,408
Plus: reinsurance recoverable on unpaid claims, end of period	711,030	505,698
Reserves for losses and LAE, end of period	$1,918,753	$1,470,106

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
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
SUA commission revenue	$1,410	$699	$2,275	$1,689
SUA fee income	1,143	564	2,772	1,410
Other	7	790	(511)	980
Total commission and fee income	$2,560	$2,053	$4,536	$4,079

The Company’s contract assets from commission and fee income as of June 30, 2025 and December 31, 2024 were $2.7 million and $1.4 million, respectively.
10.    Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Amortization of policy acquisition costs	$44,636	$35,931	$89,126	$67,908
Other operating and general expenses	40,960	40,748	83,021	78,545
Total underwriting, acquisition and insurance expenses	$85,596	$76,679	$172,147	$146,453

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
The following tables set forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025		2024
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$461,081	$392,777	$404,443	$335,398
Assumed premiums	123,833	86,420	91,800	70,786
Ceded premiums	(245,701)	(183,655)	(199,114)	(148,601)
Net premiums	$339,213	$295,542	$297,129	$257,583
Ceded losses and LAE incurred		$138,438		$106,954

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.     Reinsurance (continued)

	Six months ended June 30,
	2025		2024
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$869,391	$778,215	$771,239	$662,570
Assumed premiums	250,849	165,147	183,624	132,972
Ceded premiums	(437,756)	(347,454)	(370,634)	(301,617)
Net premiums	$682,484	$595,908	$584,229	$493,925
Ceded losses and LAE incurred		$273,905		$192,573

The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Ceded unpaid losses and LAE	$711,030	$670,846
Ceded paid losses and LAE	216,556	166,663
Loss portfolio transfer	—	22,662
Allowance for credit losses	(2,295)	(2,295)
Reinsurance recoverables	$925,291	$857,876
Ceded unearned premium	$294,124	$203,901

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At June 30, 2025, the market value of these accounts was approximately $225.7 million. The trust amount will be adjusted periodically, by mutual agreement, based on claim payments and loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at June 30, 2025 and December 31, 2024 was $10.7 million and $25.9 million, respectively, and was included in other assets on the condensed consolidated balance sheets.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.    Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except for share and per share amounts)	2025	2024	2025	2024
Numerator
Net income	$38,839	$30,970	$80,897	$67,754
Denominator
Basic weighted-average common shares	40,445,391	39,177,457	40,322,051	39,142,825
Dilutive effect of stock notes	—	722,153	—	717,217
Dilutive effect of stock units	893,067	900,119	940,951	900,565
Dilutive effect of options	533,038	368,353	508,213	349,777
Diluted weighted-average common share equivalents	41,871,496	41,168,082	41,771,215	41,110,384
Basic earnings per share	$0.96	$0.79	$2.01	$1.73
Diluted earnings per share	$0.93	$0.75	$1.94	$1.65

The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock units	49,540	21,813	109,359	135,027
Options	868	1,134	834	706

The following table presents common share equivalents of contingently issuable instruments that were excluded from basic earnings per share in the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Common shares	—	866,428	—	866,428
Total	—	866,428	—	866,428

13.    Related Party Transactions
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premium and gross commission expense related to these agreements for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Net earned premium	$29,886	$26,161	$58,846	$52,055
Commissions	7,533	6,347	15,165	13,234

Premiums receivable as of June 30, 2025 and December 31, 2024 were $16.4 million and $12.6 million, respectively.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.    Related Party Transactions (continued)
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the three and six months ended June 30, 2025 were $0.1 million and $0.3 million, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2024.
See Note 5 for investments involving affiliated companies and additional related party transactions.
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
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our 2024 Form 10-K.
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

Results of Operations
The following table summarizes our results for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Gross written premiums	$584,914	$496,243	$1,120,240	$954,863
Ceded written premiums	(245,701)	(199,114)	(437,756)	(370,634)
Net written premiums	$339,213	$297,129	$682,484	$584,229
Net earned premiums	$295,542	$257,583	$595,908	$493,925
Commission and fee income	2,560	2,053	4,536	4,079
Losses and LAE	181,262	159,054	368,571	302,968
Underwriting, acquisition and insurance expenses	85,596	76,679	172,147	146,453
Underwriting income(1)	$31,244	$23,903	$59,726	$48,583

Net investment income	$18,589	$22,034	$37,927	$40,331
Net investment gains (losses)	$3,205	$(1,721)	$10,039	$6,582
Income before income taxes	$49,795	$40,355	$101,230	$87,332
Net income	$38,839	$30,970	$80,897	$67,754
Adjusted operating income(1)	$37,116	$32,972	$74,507	$63,943

Loss and LAE ratio	61.3%	61.7%	61.9%	61.3%
Expense ratio	28.1%	29.0%	28.1%	28.8%
Combined ratio	89.4%	90.7%	90.0%	90.1%

Annualized return on equity	17.7%	17.5%	19.1%	19.6%
Annualized return on tangible equity(1)	19.7%	20.0%	21.3%	22.4%
Annualized adjusted return on equity(1)	17.0%	18.7%	17.6%	18.5%
Annualized adjusted return on tangible equity(1)	18.9%	21.3%	19.6%	21.2%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2
Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income
The following table provides a reconciliation of adjusted operating income to net income for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$49,795	$38,839	$40,355	$30,970	$101,230	$80,897	$87,332	$67,754
Less (add):
Net investment gains	3,205	2,500	(1,721)	(1,360)	10,039	8,023	6,582	5,200
Net impact of LPT	—	—	241	190	—	—	482	381
Other income	7	5	(7)	(6)	20	16	(7)	(6)
Other expenses	(1,002)	(782)	(1,045)	(826)	(2,063)	(1,649)	(2,233)	(1,764)
Adjusted operating income	$47,585	$37,116	$42,887	$32,972	$93,234	$74,507	$82,508	$63,943

Underwriting Income
The following table provides a reconciliation of underwriting income to income before federal income tax expense for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Income before income taxes	$49,795	$40,355	$101,230	$87,332
Add:
Interest expense	1,876	2,449	3,710	5,176
Amortization expense	372	360	709	748
Other expenses	1,002	1,045	2,063	2,233
Less:
Net investment income	18,589	22,034	37,927	40,331
Net investment gains	3,205	(1,721)	10,039	6,582
Other income	7	(7)	20	(7)
Underwriting income	$31,244	$23,903	$59,726	$48,583

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended June 30, 2025 and 2024:

($ in thousands)	2025	2024
Stockholders’ equity	$899,915	$723,620
Less: Goodwill and intangible assets	88,795	87,868
Tangible stockholders’ equity	$811,120	$635,752

Annualized Adjusted Return on Equity
The following table provides a reconciliation of annualized adjusted return on equity to annualized return on equity for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Numerator: annualized adjusted operating income	$148,464	$132,214	$149,014	$128,050
Denominator: average stockholders’ equity	$875,318	$707,946	$846,957	$692,326
Annualized adjusted return on equity	17.0%	18.7%	17.6%	18.5%

Annualized Return on Tangible Equity
Annualized return on tangible equity for the three and six months ended June 30, 2025 and 2024 reconciles to annualized return on equity as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Numerator: annualized net income	$155,356	$123,880	$161,794	$135,508
Denominator: average tangible stockholders’ equity	$787,376	$619,944	$758,886	$604,174
Annualized return on tangible equity	19.7%	20.0%	21.3%	22.4%

Annualized Adjusted Return on Tangible Equity
Annualized adjusted return on tangible equity for the three and six months ended June 30, 2025 and 2024 reconciles to annualized return on equity as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Numerator: annualized adjusted operating income	$148,464	$132,214	$149,014	$128,050
Denominator: average tangible stockholders’ equity	$787,376	$619,944	$758,886	$604,174
Annualized adjusted return on tangible equity	18.9%	21.3%	19.6%	21.2%

Underwriting Results
Premiums
The following tables present gross written premiums by underwriting division for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,
($ in thousands)	2025	2024	Change	% Change
Accident & Health	$60,489	$44,088	$16,401	37.2%
Agriculture and Credit (Re)insurance	71,573	36,592	34,981	95.6%
Captives	76,961	62,099	14,862	23.9%
Construction & Energy Solutions	73,613	78,214	(4,601)	(5.9%)
Global Property	83,992	88,231	(4,239)	(4.8%)
Professional Lines	38,147	38,106	41	0.1%
Specialty Programs	85,955	59,644	26,311	44.1%
Surety	40,737	37,642	3,095	8.2%
Transactional E&S	53,461	51,609	1,852	3.6%
Total gross written premiums(1)	$584,928	$496,225	$88,703	17.9%
(1) Excludes exited business

	Six months ended June 30,
($ in thousands)	2025	2024	Change	% Change
Accident & Health	$123,658	$84,989	$38,669	45.5%
Agriculture and Credit (Re)insurance	159,420	79,913	79,507	99.5%
Captives	145,362	130,507	14,855	11.4%
Construction & Energy Solutions	149,184	152,436	(3,252)	(2.1%)
Global Property	130,678	145,543	(14,865)	(10.2%)
Professional Lines	79,313	80,345	(1,032)	(1.3%)
Specialty Programs	148,630	111,822	36,808	32.9%
Surety	78,535	71,484	7,051	9.9%
Transactional E&S	105,467	97,841	7,626	7.8%
Total gross written premiums(1)	$1,120,247	$954,880	$165,367	17.3%
(1) Excludes exited business
The increases in gross written premiums for the second quarter and first half of 2025, when compared to the same 2024 periods, were driven by double-digit premium growth primarily from the agriculture and credit (re)insurance, accident & health, specialty programs and captives divisions, partially offset by decreases in gross written premiums in the global property and construction & energy solutions divisions.
Net written premiums for the second quarter of 2025 were $339.2 million compared to $297.1 million for the same 2024 period, an increase of $42.1 million or 14.2%. Net written premiums for the first half of 2025 were $682.5 million compared to $584.2 million for the same 2024 period, an increase of $98.3 million or 16.8%. The increases in net written premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
Net earned premiums for the second quarter of 2025 were $295.5 million compared to $257.6 million for the same 2024 period, an increase of $37.9 million or 14.7%. Net earned premiums for the first half of 2025 were $595.9 million compared to $493.9 million for the same 2024 period, an increase of $102.0 million or 20.6%. The increases in net earned premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in this Item 2.
Losses and LAE
The following tables set forth the components of the loss and LAE ratios and adjusted loss and LAE ratios for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025		2024
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$177,262	59.9%	$156,295	60.6%
Cat loss and LAE(1)	4,000	1.4%	3,000	1.2%
Prior accident year development - LPT	—	—%	(241)	(0.1)%
Total losses and LAE	$181,262	61.3%	$159,054	61.7%

(1) Current accident year

	Six months ended June 30,
	2025		2024
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$358,071	60.1%	$299,450	60.6%
Cat loss and LAE(1)	10,500	1.8%	4,000	0.8%
Prior accident year development - LPT	—	—%	(482)	(0.1)%
Total losses and LAE	$368,571	61.9%	$302,968	61.3%

(1) Current accident year
The loss ratio for the second quarter improved 0.4 points and it increased 0.6 points for the first half of 2025, when compared to the same 2024 periods, respectively. Catastrophe losses in the second quarter increased marginally when compared to the same 2024 period, driven by convective storms in the South and Midwest. The first half of 2025 was also impacted by convective storms in the Midwest and the California wildfires.
The non-cat loss and LAE ratios for the second quarter and first half of 2025 improved 0.7 points and 0.5 points, respectively, when compared to the same 2024 periods, primarily driven by the business mix shift.

Expense Ratio
The following tables set forth the components of the expense ratios for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025		2024
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$44,636	15.1%	$35,931	14.0%
Other operating and general expenses	40,960	13.9%	40,748	15.8%
Underwriting, acquisition and insurance expenses	85,596	29.0%	76,679	29.8%
Less: commission and fee income	(2,560)	(0.9%)	(2,053)	(0.8%)
Total net expenses	$83,036	28.1%	$74,626	29.0%

	Six months ended June 30,
	2025		2024
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$89,126	15.0%	$67,908	13.7%
Other operating and general expenses	83,021	13.9%	78,545	15.9%
Underwriting, acquisition and insurance expenses	172,147	28.9%	146,453	29.6%
Less: commission and fee income	(4,536)	(0.8%)	(4,079)	(0.8%)
Total net expenses	$167,611	28.1%	$142,374	28.8%

The expense ratios for the second quarter and first half of 2025 improved 0.9 points and 0.7 points, respectively, when compared to the same 2024 periods due to earnings leverage partially offset by higher acquisition costs due to the business mix shift.
The expense ratios for all periods presented exclude the impact of IPO related stock compensation and secondary offering expenses, which are reported in other expenses in our condensed consolidated statements of operations and comprehensive income.
Investment Results
The following table sets forth the components of net investment income and net investment gains (losses) for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
$ in thousands	2025	2024	2025	2024
Short-term investments & cash and cash equivalents	$4,574	$4,021	$8,615	$9,108
Fixed income	17,822	13,786	34,552	26,264
Equities	531	751	1,188	1,378
Alternative and strategic investments	(4,338)	3,476	(6,428)	3,581
Net investment income	$18,589	$22,034	$37,927	$40,331
Net unrealized gains (losses) on securities still held	$(3,181)	$(1,760)	$2,310	$7,231
Net realized gains (losses)	6,386	(39)	7,729	(649)
Net investment gains (losses)	$3,205	$(1,721)	$10,039	$6,582

Net investment income for the second quarter and first half of 2025 decreased $3.4 million and $2.4 million, respectively when compared to the same 2024 periods. The decreases in net investment income were primarily driven by losses from our alternative & strategic investments portfolio due to the decline in the fair value of limited partnership investments. Partially offsetting the decreases in net investment income were increases in income from our fixed income portfolio for the second quarter and first half of 2025, when compared to the same 2024 periods, due to (i) a larger asset base, and (ii) a higher book yield of 5.3% at June 30, 2025 compared to 4.4% at June 30, 2024.
When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at June 30, 2025 and determined that for two available-for-sale securities in the “corporate securities and miscellaneous” category, and recognized a provision for credit losses of $6.2 million. This determination was made based on new recovery analysis that showed deteriorating conditions raising credit concerns. Other than the securities discussed previously, we determined that no other credit impairment existed. See Note 2, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at June 30, 2025 and December 31, 2024:

	2025		2024
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Cash and cash equivalents	$136,617	6.2%	$121,603	6.1%
Short-term investments	214,338	9.7%	274,929	13.8%
Fixed income	1,639,632	74.0%	1,318,708	66.2%
Equities	58,001	2.6%	106,254	5.3%
Alternative and strategic investments	168,536	7.5%	170,929	8.6%
Total portfolio	$2,217,124	100.0%	$1,992,423	100.0%

Fixed income
Our fixed income portfolio primarily consists of investment grade fixed income securities, which are predominantly highly-rated and liquid bonds, and commercial mortgage loans.
The following table sets forth the components of our fixed income securities at June 30, 2025 and December 31, 2024:

	2025		2024
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
U.S. government securities	$46,265	2.8%	$26,486	2.0%
Corporate securities and miscellaneous	549,498	33.5%	425,628	32.3%
Municipal securities	100,154	6.1%	84,716	6.4%
Residential mortgage-backed securities	466,687	28.5%	393,833	29.9%
Commercial mortgage-backed securities	82,789	5.1%	69,364	5.2%
Other asset-backed securities	384,071	23.4%	292,191	22.2%
Total fixed income portfolio, available-for-sale	1,629,464	99.4%	1,292,218	98.0%
Commercial mortgage loans	$10,168	0.6%	$26,490	2.0%
Total fixed income portfolio	$1,639,632	100.0%	$1,318,708	100.0%

The weighted average credit rating of our available-for-sale fixed income portfolio was “A+” at June 30, 2025 and “AA-” at December 31, 2024. The following table sets forth the credit quality of our available-for-sale fixed income portfolio at June 30, 2025 and December 31, 2024:

	2025		2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$314,365	19.3%	$483,099	37.3%
AA	512,399	31.4%	141,177	10.9%
A	493,250	30.3%	429,703	33.3%
BBB	286,964	17.6%	216,602	16.8%
BB and Lower	22,486	1.4%	21,637	1.7%
Total fixed income portfolio, available-for-sale	$1,629,464	100.0%	$1,292,218	100.0%

Our commercial mortgage loans are primarily senior loans on real estate across the U.S.
The average duration of our fixed income portfolio was approximately 4.35 years and 4.34 years, respectively, as of June 30, 2025 and December 31, 2024.
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
Other Items
Income Taxes
Income tax expense for the three and six months ended June 30, 2025 was $11.0 million and $20.3 million, respectively, compared to $9.4 million and $19.6 million, respectively, for the same 2024 periods. Our effective tax rates for the three and six months ended June 30, 2025 were 22.0% and 20.1%, respectively, compared to 23.3% and 22.4% for the same 2024 periods, respectively. The effective tax rate for the six months ended June 30, 2025 was impacted by certain discrete tax items, primarily tax benefits from stock-based compensation, which reduced the effective tax rate by 1.7%. For additional information, see Note 7 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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

Our cash flows for the six months ended June 30, 2025 and 2024:

($ in thousands)	2025	2024
Cash and cash equivalents provided by (used in):
Operating activities	$184,940	$115,220
Investing activities	(169,301)	(97,824)
Financing activities	—	(9,465)
Change in cash and cash equivalents and restricted cash	$15,639	$7,931

The increase in cash provided by operating activities in 2025 when compared to 2024 was primarily due to positive cash flow from our insurance operations. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
Net cash used in investing activities in 2025 and 2024 were primarily driven by purchases of fixed maturity securities. Net cash used in financing activities in 2024 was driven by net payments on debt.
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
On August 30, 2024, we fully redeemed the March 15, 2024 draw on the Revolving Credit Facility and redeemed $7.0 million of the March 29, 2023 draw on the Revolving Credit Facility. As of June 30, 2025, we had $43.0 million outstanding under the Revolving Credit Facility with another $107.0 million of undrawn capacity.
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the SOFR plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At June 30, 2025, the six-month SOFR on the Revolving Credit Facility was 4.22%, plus a margin of 1.60%.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of June 30, 2025, we are in compliance with all covenants.
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

At June 30, 2025 the ratio of total debt outstanding, including the FHLB Loan, the Revolving Credit Facility and the Notes, to total capitalization (defined as total debt plus stockholders’ equity) was 11.7% and at December 31, 2024, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization was 13.1%.
Share Repurchase Program
In October 2024, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including through Rule 10b5-1 trading plans. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The share repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. As of June 30, 2025, no shares had been repurchased under this plan.
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
For the three and six months ended June 30, 2025 our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 58.0% and 60.9%, respectively, compared to 59.9% and 61.2%, respectively, for the same 2024 period.
The following is a summary of our reinsurance programs as of June 30, 2025:

Line of Business	Maximum Company Retention
Accident & Health	$0.90 million per occurrence
Commercial Auto(1)	$1.00 million per occurrence
Excess Casualty(1)(2)	$1.25 million per occurrence
General Liability(1)	$1.50 million per occurrence
Ocean Marine(2)	$3.00 million per occurrence
Professional Lines(2)	$5.21 million per occurrence
Property(3)	$3.50 million per occurrence
Representation and Warranty	$3.25 million per occurrence
Surety(2)	$5.00 million per occurrence
Workers’ Compensation(2)	$2.33 million per occurrence

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
As previously disclosed within Item 9A. Controls and Procedures of our 2024 Form 10-K, management concluded that a material weakness existed related to the ineffective implementation of information technology general controls (“ITGCs”) in the area of user access for systems that support the Company’s financial reporting processes as well as the related process-level IT dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs. As part of our efforts to remediate the material weakness, new controls and procedures have been designed and are in process of being implemented as previously disclosed within Item 9A. Controls and Procedures of our 2024 Form 10-K. Therefore, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective. Despite the foregoing, our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q.
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
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation efforts relating to the material weaknesses identified above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”), as supplemented by the risk factor captioned “Security breaches, loss of data, cyberattacks, and other information technology failures could disrupt our operations, damage our reputation, and adversely affect our business, operations, and financial results” in our Quarterly Report on Form 10-Q for the period ended March 31, 2025 (our “Q1 10-Q”). There have been no other material changes in our risk factors in the six months ended June 30, 2025 from those disclosed in our 2024 Form 10-K and our Q1 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On May 9, 2025, Tom Schmitt entered into a new Rule 10b5-1 Trading Arrangement. The material terms of the trading plan are set forth in the table below. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

Disclosure Events	Name (Title)	Date of Adoption	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
1	Tom Schmitt (Chief People Officer)	May 9, 2025	Rule 10b5-1(c) Trading Arrangement	11/10/2025 – 6/9/2026	Up to 8,485 shares

Item 6. Exhibits
(a)Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2023).
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

Skyward Specialty Insurance Group, Inc.
Date: August 7, 2025	By:	/s/ Andrew Robinson
Andrew Robinson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)