Form 10-K/A
period 2024-12-31
Skyward Specialty Insurance Group, Inc.
filed 2025-09-05
CIK 1519449

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

EXPLANATORY NOTE
Skyward Specialty Insurance Group, Inc., a Delaware corporation, together with its subsidiaries, where applicable, the “Company,” which may also be referred to as “we,” “us” or “our,” filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 on March 3, 2025 (the “Original Form 10-K”) which was amended by Amendment No. 1 to the Original Form 10-K filed on August 7, 2025 (“Amendment No. 1” and, together with the Original Form 10-K, the “Form 10-K”). The Company is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) solely to amend Part II, Item 8, “Reports of Independent Registered Public Accounting Firm” of the Form 10-K to correct typographical errors in Ernst & Young LLP’s (“EY”) opinion on internal control over financial reporting and opinion on the financial statements which inadvertently contained the incorrect dates. Both opinions have been reverted back to March 3, 2025, the date of the opinion in the Original Form 10-K.
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act, as amended (the “Exchange Act”), we have included the entire text of Item 8 of the Form 10-K in this Amendment No. 2. However, there have been no changes made to the text of such item other than the changes stated in the immediately preceding paragraph. As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2 and 32.1 to this Amendment No. 2. A new consent of EY also is being filed as Exhibit 23.1.
Except as otherwise expressly noted, this Amendment No. 2 does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment No. 2 should be read in conjunction with the Form 10-K and any subsequent filings with the U.S. Securities and Exchange Commission.

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
L.     Reserves for Losses and Loss Adjustment Expenses
The reserves for unpaid losses and loss adjustment expenses (“LAE”) represents the Company’s estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust the losses that have been incurred as of the balance sheet date. We estimate the reserves using individual case-basis valuations of reported claims and statistical analyses and various actuarial procedures. Those estimates are based on our historical information, industry and peer group information and our estimates of future trends in variable factors such as loss severity, loss frequency and other factors such as inflation. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Additionally, during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and the related LAE may vary significantly from the estimate included in our financial statements. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Furthermore, we may determine that recorded reserves are more than adequate to cover expected losses, which would lead to a reduction in our reserves.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Skyward Specialty Insurance Group, Inc.

Dated: September 5, 2025	/s/ Mark Haushill
Mark Haushill Chief Financial Officer