Form 10-Q
period 2025-09-30
Skyward Specialty Insurance Group, Inc.
filed 2025-11-06
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of October 31, 2025, the registrant had 40,487,365 shares of common stock outstanding.

Form 10-Q	Item and Description	Page
Part I
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine-Month Periods Ended September 30, 2025 and 2024 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2025 and 2024 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2025 and 2024 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
Part II
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
Signatures		47

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (net of allowance for credit losses of $7,000 and $0, respectively) (amortized cost of $1,800,068 and $1,320,266, respectively)	$1,805,218	$1,292,218
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $236 and $243, respectively)	34,568	39,153
Equity securities, at fair value	1,182	106,254
Mortgage loans, at fair value	9,998	26,490
Equity method investments	85,368	98,594
Other long-term investments	50,078	33,182
Short-term investments, at fair value	247,376	274,929
Total investments	2,233,788	1,870,820
Cash and cash equivalents	160,068	121,603
Restricted cash	38,197	35,922
Premiums receivable, net	583,148	321,641
Reinsurance recoverables, net	923,406	857,876
Ceded unearned premium	276,354	203,901
Deferred policy acquisition costs	144,932	113,183
Deferred income taxes	28,022	30,486
Goodwill and intangible assets, net	88,417	87,348
Other assets	117,714	86,698
Total assets	$4,594,046	$3,729,478
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$2,061,774	$1,782,383
Unearned premiums	885,669	637,185
Deferred ceding commission	50,995	40,434
Reinsurance and premium payables	276,750	177,070
Funds held for others	123,304	102,665
Accounts payable and accrued liabilities	114,570	76,206
Notes payable	100,000	100,000
Subordinated debt, net of debt issuance costs	19,561	19,536
Total liabilities	3,632,623	2,935,479
Stockholders’ equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 40,487,365 and 40,127,908 shares issued and outstanding, respectively	405	401
Additional paid-in capital	727,561	718,598
Accumulated other comprehensive income (loss)	9,539	(22,120)
Retained earnings	223,918	97,120
Total stockholders’ equity	961,423	793,999
Total liabilities and stockholders’ equity	$4,594,046	$3,729,478

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenues:
Net earned premiums	$351,797	$269,557	$947,705	$763,482
Commission and fee income	1,904	1,818	6,440	5,897
Net investment income	22,180	19,535	60,107	59,866
Net investment gains	6,881	10,173	16,920	16,755
Other loss	(236)	(195)	(216)	(202)
Total revenues	382,526	300,888	1,030,956	845,798
Expenses:
Losses and loss adjustment expenses	213,780	170,521	582,351	473,489
Underwriting, acquisition and insurance expenses	101,676	79,817	273,823	226,270
Interest expense	1,919	2,229	5,629	7,405
Amortization expense	455	351	1,164	1,099
Other expenses	4,149	1,117	6,212	3,350
Total expenses	321,979	254,035	869,179	711,613
Income before income taxes	60,547	46,853	161,777	134,185
Income tax expense	14,646	10,185	34,979	29,763
Net income	$45,901	$36,668	$126,798	$104,422
Comprehensive income
Net income	$45,901	$36,668	$126,798	$104,422
Other comprehensive income:
Unrealized gains and losses on investments:
Net change in unrealized gains on investments, net of tax	6,740	31,396	30,000	24,527
Reclassification adjustment for gains (losses) on securities no longer held, net of tax	5,465	(1,963)	1,659	(3,277)
Total other comprehensive income	12,205	29,433	31,659	21,250
Comprehensive income	$58,106	$66,101	$158,457	$125,672
Per share data:
Basic earnings per share	$1.13	$0.91	$3.14	$2.61
Diluted earnings per share	$1.10	$0.89	$3.03	$2.53
Weighted-average common shares outstanding
Basic	40,487,069	40,098,345	40,377,864	40,039,269
Diluted	41,868,449	41,428,557	41,784,976	41,302,108

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three months ended September 30,
($ in thousands, except share amounts)	2025	2024
Common shares:
Balance at beginning of period	40,486,656	40,096,132
Issuance of shares	709	3,799
Balance at September 30	40,487,365	40,099,931
Common stock:
Balance at beginning of period	$405	$401
Issuance of common stock	—	—
Balance at September 30	$405	$401
Additional paid-in capital:
Balance at beginning of period	$724,159	$713,542
Issuance of common stock	3,402	2,553
Balance at September 30	$727,561	$716,095
Stock notes receivable:
Balance at beginning of period	$—	$(5,233)
Employee equity transactions	—	5,233
Balance at September 30	$—	$—
Accumulated other comprehensive income (loss):
Balance at beginning of period	$(2,666)	$(31,136)
Other comprehensive income, net of tax	12,205	29,433
Balance at September 30	$9,539	$(1,703)
Retained earnings:
Balance at beginning of period	$178,017	$46,046
Net income	45,901	36,668
Balance at September 30	$223,918	$82,714
Total stockholders’ equity	$961,423	$797,507

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine months ended September 30,
($ in thousands, except share amounts)	2025	2024
Common shares:
Balance at beginning of year	40,127,908	39,863,756
Issuance of shares	359,457	236,175
Balance at September 30	40,487,365	40,099,931
Common stock:
Balance at beginning of year	$401	$399
Issuance of common stock	4	2
Balance at September 30	$405	$401
Additional paid-in capital:
Balance at beginning of year	$718,598	$710,855
Issuance of common stock	8,963	5,240
Balance at September 30	$727,561	$716,095
Stock notes receivable:
Balance at beginning of year	$—	$(5,562)
Employee equity transactions	—	5,562
Balance at September 30	$—	$—
Accumulated other comprehensive income (loss):
Balance at beginning of year	$(22,120)	$(22,953)
Other comprehensive income, net of tax	31,659	21,250
Balance at September 30	$9,539	$(1,703)
Retained earnings (accumulated deficit):
Balance at beginning of year	$97,120	$(21,708)
Net income	126,798	104,422
Balance at September 30	$223,918	$82,714
Total stockholders’ equity	$961,423	$797,507

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
($ in thousands)	2025	2024
Cash flows from operating activities:
Net income	$126,798	$104,422
Adjustments to reconcile net income to net cash provided by operating activities	229,510	178,793
Net cash provided by operating activities	356,308	283,216
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(664,018)	(425,642)
Purchase of equity securities	(13,213)	(14,156)
Purchase of equity method investments and other long-term investments	(3,222)	(22,377)
Purchase of intangible assets and goodwill	(2,000)	—
Investment in direct and indirect loans	15,412	18,445
Purchase of property and equipment	(3,747)	(3,148)
Proceeds from the sales of fixed maturity securities, available-for-sale	61,461	17,540
Maturities, calls, transfers and paydowns of fixed maturity securities, available-for-sale	122,761	96,306
Maturities, calls and paydowns of fixed maturity securities held-to-maturity	3,506	5,345
Proceeds from the sales of equity securities	126,738	22,993
Sales of and distributions from equity method and other long-term investments	9,274	10,054
Change in short-term investments	27,562	63,868
Change in receivable/payable for securities	—	34
Cash provided by deposit accounting	3,918	2,775
Net cash used in investment activities	(315,568)	(227,963)
Cash flows from financing activities:
Repayment of stock notes receivable	—	5,561
Proceeds from long term borrowings	—	107,000
Payments on long term borrowings and trust preferred	—	(116,794)
Net cash used in financing activities	—	(4,233)
Net increase in cash and cash equivalents and restricted cash	40,740	51,020
Cash and cash equivalents and restricted cash at beginning of period(1)	157,525	100,336
Cash and cash equivalents and restricted cash at end of period(1)	$198,265	$151,356
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,671	$6,943
Cash paid for income taxes	$31,822	$22,968
(1) The sum of cash and cash equivalents and restricted cash from the consolidated balance sheets

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
Investments
Available-for-sale
The allowance for credit losses is limited to the amount by which fair value is below amortized cost. Prior to September 30, 2025, changes in the allowance for credit losses were recognized in net investment income on the consolidated statements of operations. As of September 30, 2025, changes in the allowance for credit losses are recognized in net investment gains. Prior periods have been updated to conform to the current period presentation. Credit losses that are limited by the fair value of the security are recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive (loss) income. Unrealized losses that are not credit-related continue to be recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive (loss) income.
Held to maturity
Investments in fixed maturity securities that are held-to-maturity are carried at amortized cost net of an allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses. The Company develops a historical loss rate from Moody’s multi-year cumulative loss rates for asset backed securities. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts. Prior to September 30, 2025, changes in the allowance for credit losses were recognized in net investment income on the consolidated statements of operations. As of September 30, 2025, changes in the allowance for credit losses are recognized in net investment gains. Prior periods have been updated to conform to the current period presentation.
Consolidation
Variable interest entity
The Company consolidates an entity in which it has a controlling financial interest by first considering if an entity meets the definition of a variable interest entity ("VIE") for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements. A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; and/or (iii) is established with non-substantive voting rights. The Company’s assessment may involve subjectivity in the determination of

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
which activities most significantly affect the VIE’s performance, and estimates about current and future fair value of the assets held by the VIE and financial performance of the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the characteristics and size of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, and depends upon facts and circumstances specific to an entity at the time of the assessment.
At each reporting period, the Company reassesses whether changes in facts and circumstances cause a change in the status of an entity as a VIE, and/or a change in the Company's consolidation assessment. Changes in consolidation status are applied prospectively. An entity may be consolidated as a result of this reassessment, in which case, the assets, liabilities and noncontrolling interest in the entity are recorded at fair value upon initial consolidation. Any existing equity interest held by the Company in the entity prior to the Company obtaining control will be remeasured at fair value, which may result in a gain or loss recognized upon initial consolidation. The Company may also deconsolidate a subsidiary as a result of this reassessment, which may result in a gain or loss recognized upon deconsolidation depending on the carrying values of deconsolidated assets and liabilities compared to the fair value of any interests retained.
After performing the above assessments, the Company has determined one entity meets the definition of a VIE for which the Company is the primary beneficiary. See Note 6 for further details and required disclosures.
Derivatives
The Company uses commodity derivatives to assume risk and manage its exposures in the insurance industry. Commodity derivatives expose the Company to potentially unfavorable price changes to the underlying commodities. The Company accounts for its derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights or obligations, with changes in fair value reflected in current earnings. The Company meets the criteria in the guidance to net the assets and liabilities, which the Company includes in “other assets” on the condensed consolidated balance sheets. While the Company considers these exchange-traded futures and forward purchase and sale contracts to be effective economic hedges, the Company has not elected hedge accounting treatment. The fair value of the Company’s derivatives is estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices or broker quotes, the use of industry or internal valuation models. See Note 7 for further details and required disclosures.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.    Investments
The following tables set forth the amortized cost and the fair value by investment category at September 30, 2025 and December 31, 2024:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$75,931	$286	$(30)	$—	$76,187
Corporate securities and miscellaneous	594,623	14,213	(4,034)	(7,000)	597,802
Municipal securities	100,748	1,648	(2,393)	—	100,003
Residential mortgage-backed securities	497,582	7,904	(10,310)	—	495,176
Commercial mortgage-backed securities	71,950	1,046	(612)	—	72,384
Other asset-backed securities	459,234	5,560	(1,128)	—	463,666
Total fixed maturity securities, available-for-sale	$1,800,068	$30,657	$(18,507)	$(7,000)	$1,805,218
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$34,804	$2,699	$—	$(236)	$37,267
Total fixed maturity securities, held-to-maturity	$34,804	$2,699	$—	$(236)	$37,267

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
December 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$26,577	$35	$(126)	$—	$26,486
Corporate securities and miscellaneous	433,298	5,618	(13,288)	—	425,628
Municipal securities	89,966	116	(5,366)	—	84,716
Residential mortgage-backed securities	408,585	1,875	(16,627)	—	393,833
Commercial mortgage-backed securities	70,262	545	(1,443)	—	69,364
Other asset-backed securities	291,578	2,447	(1,834)	—	292,191
Total fixed maturity securities, available-for-sale	$1,320,266	$10,636	$(38,684)	$—	$1,292,218
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$39,396	$—	$(436)	$(243)	$38,717
Total fixed maturity securities, held-to-maturity	$39,396	$—	$(436)	$(243)	$38,717

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at September 30, 2025:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$41,043	$40,596
Due after one year through five years	445,407	444,540
Due after five years through ten years	231,147	235,749
Due after ten years	53,705	53,107
Mortgage-backed securities	569,532	567,560
Other asset-backed securities	459,234	463,666
Total	$1,800,068	$1,805,218

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at September 30, 2025 consisted entirely of asset backed securities that were not due at a single maturity date.
At September 30, 2025, the Company had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $67.3 million pledged as collateral for a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Dallas (“FHLB”) pursuant to an Advances and Security Agreement between the Company and FHLB (the “Advances and Security Agreement”). In accordance with the terms of the FHLB Loan, the Company retains all rights regarding these pledged securities.
At September 30, 2025, the Company had assets with fair values of approximately $55.3 million pledged as collateral for performance obligations under reinsurance agreements. In accordance with the terms of the trust agreements, the Company retains all rights regarding these securities, of which $45.7 million are residential mortgage-backed securities, $7.4 million of cash and cash equivalents and other assets and $2.2 million of short-term investments.
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of September 30, 2025 and 2024:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$5,342	$—	$2,051	$(30)	$7,393	$(30)
Corporate securities and miscellaneous	52,842	(149)	69,438	(3,885)	122,280	(4,034)
Municipal securities	11,359	(311)	23,913	(2,082)	35,272	(2,393)
Residential mortgage-backed securities	64,023	(527)	79,215	(9,783)	143,238	(10,310)
Commercial mortgage-backed securities	996	(1)	10,412	(611)	11,408	(612)
Other asset-backed securities	48,244	(116)	18,502	(1,012)	66,746	(1,128)
Total fixed maturity securities, available-for-sale	182,806	(1,104)	203,531	(17,403)	386,337	(18,507)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$15,938	$(34)	$2,297	$(92)	$18,235	$(126)
Corporate securities and miscellaneous	136,888	(2,060)	81,232	(11,228)	218,120	(13,288)
Municipal securities	41,930	(1,046)	27,687	(4,320)	69,617	(5,366)
Residential mortgage-backed securities	201,407	(3,366)	82,496	(13,261)	283,903	(16,627)
Commercial mortgage-backed securities	9,411	(126)	13,178	(1,317)	22,589	(1,443)
Other asset-backed securities	75,119	(721)	29,851	(1,113)	104,970	(1,834)
Total fixed maturity securities, available-for-sale	480,693	(7,353)	236,741	(31,331)	717,434	(38,684)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	2,144	(2)	36,573	(434)	38,717	(436)
Total fixed maturity securities, held-to-maturity:	2,144	(2)	36,573	(434)	38,717	(436)
Total	$482,837	$(7,355)	$273,314	$(31,765)	$756,151	$(39,120)

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
As of September 30, 2025, the Company had 515 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company reviewed its investments at September 30, 2025 and determined that for two available-for-sale securities in the “corporate securities and miscellaneous” category, credit impairments existed, based on new recovery analysis that showed deteriorating conditions raising credit concerns. Other than the securities discussed previously, the Company determined that no other credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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
The following table sets forth the changes in the allowance for credit losses on available-for-sale securities and held-to-maturity securities during the nine months ended September 30, 2025 and 2024:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2024	$—	$243
Current period provision for credit losses	—	7
Balance at March 31, 2025	$—	$250
Current period provision for credit losses	6,150	18
Balance at June 30, 2025	$6,150	$268
Current period provision for credit losses	850	—
Recoveries of amounts previously written off	—	(32)
Balance at September 30, 2025	$7,000	$236

Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2023	$329
Balance at March 31, 2024	$329
Recoveries of amounts previously written off	(104)
Balance at June 30, 2024	$225
Current period provision for credit losses	14
Balance at September 30, 2024	$239

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following table sets forth the components of net investment gains for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Gross realized gains
Fixed maturity securities, available-for-sale	$701	$575	$1,606	$1,405
Equity securities	17,076	1,591	34,262	3,165
Other	109	62	709	170
Total	17,886	2,228	36,577	4,740
Gross realized losses
Fixed maturity securities, available-for-sale	(1,191)	(11)	(9,788)	(871)
Equity securities	(745)	(280)	(3,000)	(2,571)
Other	(82)	(142)	(192)	(152)
Total	(2,018)	(433)	(12,980)	(3,594)
Net unrealized gains (losses) on investments
Equity securities	(14,551)	7,512	(22,900)	14,802
Mortgage loans	(69)	866	195	807
Other	5,633	—	16,028	—
Net investment gains	$6,881	$10,173	$16,920	$16,755

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
($ in thousands)	2025	2024
Fixed maturity securities, available-for-sale	$61,461	$17,540
Equity securities	126,738	22,993

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Investments (continued)
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Income (loss):
Fixed maturity securities, available-for-sale	$21,354	$15,461	$57,095	$41,099
Fixed maturity securities, held-to-maturity	(453)	953	(453)	3,205
Equity securities	95	591	1,204	1,969
Equity method investments	345	(1,144)	(2,541)	2,596
Mortgage loans	283	1,158	1,214	4,165
Indirect loans	(1,504)	(401)	(6,494)	(1,874)
Short-term investments and cash	3,260	3,709	10,159	11,370
Other	836	836	2,607	2,360
Total investment income	24,216	21,163	62,791	64,890
Investment expenses	(2,036)	(1,628)	(2,684)	(5,024)
Net investment income	$22,180	$19,535	$60,107	$59,866

The following table sets forth the change in net unrealized gains (losses) on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Fixed maturity securities	$15,505	$37,257	$40,192	$26,898
Deferred income taxes	(3,300)	(7,824)	(8,533)	(5,648)
Total	$12,205	$29,433	$31,659	$21,250

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
Fixed maturity securities, available for sale classified as Level 3
The Company has corporate securities and miscellaneous, other asset-backed securities that are managed by an independent asset manager and priced by an independent pricing provider. The provider estimates the value of the securities using the discount net present value of cash flows method using an unobservable discount rate. The discount rate spread represents the risk associated with future cash flows, including inflation, opportunity cost and the time value of money. This rate represents Level 3 fair value inputs.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
The following table sets forth the range of the discount rate as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
High	11.11%	8.00%
Low	4.72%	5.70%
Weighted average	6.31%	6.60%

Mortgage loans
Mortgage loans have variable interest rates and are collateralized by real property. The Company determines fair value of mortgage loans using the income approach utilizing inputs that are observable and unobservable (Level 3). The unobservable input consists of the spread applied to a prime rate used to discount cash flows. The spread represents the incremental cost of capital based on the borrower’s ability to make future payments and the value of the collateral relative to the loan balance and is subject to judgment and uncertainty.
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
High	7.56%	10.00%
Low	6.84%	7.00%
Weighted average	7.09%	7.93%

Derivatives
Included in other assets are derivatives which consist of certain exchange traded options contracts entered into by the Company. The fair values of these options are measured using quoted prices in active markets on the relevant exchange, specifically utilizing either the volume-weighted average price of trades in similar contracts during a specified time window, or the last trade settlement price when no trades occur within that period. This method represents Level 1 inputs.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
The following tables set forth the Company’s investments and derivatives within the fair value hierarchy at September 30, 2025 and December 31, 2024:

September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$76,187	$—	$—	$76,187
Corporate securities and miscellaneous	—	496,195	101,607	597,802
Municipal securities	—	100,003	—	100,003
Residential mortgage-backed securities	—	495,176	—	495,176
Commercial mortgage-backed securities	—	72,384	—	72,384
Other asset-backed securities	—	446,046	17,620	463,666
Total fixed maturity securities, available-for-sale	76,187	1,609,804	119,227	1,805,218
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	37,267	37,267
Total fixed maturity securities, held-to-maturity	—	—	37,267	37,267
Equity securities:
Common stocks	—	—	—	—
Preferred stocks	—	1,182	—	1,182
Mutual funds	—	—	—	—
Total equity securities	—	1,182	—	1,182
Mortgage loans	—	—	9,998	9,998
Short-term investments	247,376	—	—	247,376
Derivatives	16,843	—	—	16,843
Total	$340,406	$1,610,986	$166,492	$2,117,884

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
The following tables set forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the nine months ended September 30, 2025 and 2024:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2024	$77,920	$26,490
Total losses for the period recognized in net investment gains	(110)	(66)
Issuances	—	5
Settlements	—	(10,417)
Purchases	5,164	—
Sales/Disposals	(199)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	682	—
Balance at March 31, 2025	$83,457	$16,012
Total losses for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$(84)
Total (losses) gains for the period recognized in net investment gains	(4,081)	330
Issuances	—	8
Settlements	—	(6,182)
Transfers into Level 3	6,144	—
Purchases	8,838	—
Sales/Disposals	(237)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	747	—
Balance at June 30, 2025	$94,868	$10,168
Total gains for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$92
Total losses for the period recognized in net investment gains	(920)	(69)
Settlements	—	(101)
Purchases	24,921	—
Sales/Disposals	(809)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	1,167	—
Balance at September 30, 2025	$119,227	$9,998
Total losses for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$(69)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Equity Securities	Mortgage Loans
Balance at December 31, 2023	$—	$—	$50,070
Total gains for the period recognized in net investment gains (losses)	—	—	971
Issuances	—	—	187
Settlements	—	—	(6,919)
Balance at March 31, 2024	$—	$—	$44,309
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$—	$952
Total losses for the period recognized in net investment gains (losses)	—	—	(1,030)
Issuances	—	—	449
Settlements	—	—	(58)
Balance at June 30, 2024	$—	$—	$43,670
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$—	$(1,031)
Total (losses) gains for the period recognized in net investment gains (losses)	(118)	246	866
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	1,592	—	—
Transfers into Level 3	23,533	—	—
Purchases	23,820	5,571	—
Sales/Disposals	(153)	—	—
Issuances	—	—	8
Settlements	—	—	(8,277)
Balance at September 30, 2024	$48,674	$5,817	$36,267
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$246	$829

The transfers into Level 3 during the nine months ended September 30, 2025 were the result of securities that began receiving valuations from asset managers that utilized unobservable inputs at the end of the period.
The Company measures certain assets, including investments in indirect loans and loan collateral, equity method investments and other invested assets, at fair value on a nonrecurring basis only when they are deemed to be impaired.
In addition to the preceding disclosures on assets and liabilities recorded at fair value in the consolidated balance sheets, the Company is also required to disclose the fair values of certain other financial instruments for which it is practicable to estimate fair value. Estimated fair value amounts, defined as the quoted market price of a financial instrument, have been determined using available market information and other appropriate valuation methodologies. However, considerable judgments are required in developing the estimates of fair value where quoted market prices are not available. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of September 30, 2025, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO(UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Fair Value Measurements (continued)
Investment in RedBird Capital Partners: Included in other long-term investments is an investment in a limited partnership with RedBird Capital Partners, which invests in Bishop Street Underwriters, LLC (“Bishop Street”), a managing general agent (MGA). The investment had a fair value of $47.0 million at September 30, 2025, which was determined using the net asset value. The Company employs procedures to assess the reasonableness of the fair value of the investment including obtaining and reviewing the audited financial statements. The unfunded commitment related to the investment was $21.5 million at September 30, 2025. The Company may sell its interest in the investment with the appropriate prior written notice and approval by the general partner. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy.
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
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
FHLB Loan	$57,000	$57,474	$57,000	$56,200
Revolving credit facility	43,000	43,000	43,000	43,000
Notes payable	$100,000	$100,474	$100,000	$99,200
Subordinated debt
Unsecured subordinated notes	$19,561	$20,989	$19,536	$20,541
Subordinated debt, net of debt issuance costs	$19,561	$20,989	$19,536	$20,541

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.
4.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”). As of September 30, 2025 and December 31, 2024, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate and mature in approximately 2 to 4 years from loan origination. The principal amounts of the loans are approximately 64% of the property’s appraised value at the time the loans were made.
The following table sets forth the carrying value of the Company’s mortgage loans as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Commercial	$3,407	$8,474
Retail	—	10,032
Hospitality	6,591	7,984
	$9,998	$26,490

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.    Mortgage Loans (continued)
The following table sets forth the Company’s gross investment income for mortgage loans for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Commercial	$108	$376	$325	$1,685
Retail	—	513	304	1,473
Hospitality	175	269	585	1,007
	$283	$1,158	$1,214	$4,165

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three and nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025 and as of December 31, 2024, no mortgage loans were in the process of foreclosure and there were no mortgage loans that were not producing income for the previous 12 months.
5.    Equity Method Investments and Other
The following table sets forth the carrying value and ownership percentage of the Company’s equity method investments as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025		December 31, 2024
	Carrying Value	Ownership %	Carrying Value	Ownership %
Arena Special Opportunities Fund, LP units	$28,547	14.2%	$34,936	15.3%
JVM Funds LLC units	15,044	10.1%	17,229	10.1%
Hudson Ventures Fund 2 LP units	5,275	2.5%	4,967	2.5%
RISCOM	4,427	20.0%	5,013	20.0%
Brewer Lane Ventures Fund II LP units	1,691	2.4%	1,040	2.4%
Dowling Capital Partners LP units	805	5.0%	666	5.0%
Arena SOP LP units	—	11.2%	1,474	10.9%
	$55,789		$65,325

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Equity Method Investments and Other (continued)
The following table sets forth the components of net investment income (loss) from equity method investments for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
RISCOM	$487	$493	$1,414	$1,168
Dowling Capital Partners LP units	232	67	448	1,449
Hudson Ventures Fund II LP units	187	(594)	252	(436)
Brewer Lane Ventures Fund II LP	(25)	(31)	118	(87)
JVM Funds LLC	(222)	(261)	(737)	(1,280)
Arena SOP LP units	—	(612)	(1,474)	67
Arena Special Opportunities Fund, LP units	(314)	(206)	(2,562)	1,715
	$345	$(1,144)	$(2,541)	$2,596

The following table sets forth the unfunded commitment of equity method investments as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Brewer Lane Ventures Fund II LP units	$3,355	$4,077
Dowling Capital Partners LP units	386	386
Hudson Ventures Fund 2 LP units	216	397
Red Bird Capital Partners LP units	21,506	24,400
	$25,463	$29,260

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Investment in RISCOM:
Underlying equity	$3,352	$3,756
Difference	1,075	1,258
Recorded investment balance	$4,427	$5,013

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Investment in JVM Funds LLC:
Underlying equity	$14,552	$16,624
Difference	492	605
Recorded investment balance	$15,044	$17,229

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Equity Method Investments and Other (continued)
Investment in Indirect Loans and Loan Collateral
As of September 30, 2025 and December 31, 2024, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value of the SMA1 and SMA2 as of September 30, 2025 and December 31, 2024 were as follows:

($ in thousands)	September 30, 2025	December 31, 2024
SMA1	$16,049	$20,296
SMA2	13,530	12,973
Investment in indirect loans and loan collateral	$29,579	$33,269

6.     Variable Interest Entity
Pursuant to GAAP consolidation guidance, Skyward consolidates Separate Account HSIC-01 (“HSIC-01”), established by Mangrove Risk Solutions Bermuda Ltd. (“Mangrove”). HSIC-01 is a VIE for which the Company is the primary beneficiary. The purpose of the VIE is to hedge price volatility risks of certain insurance products by investing in dairy and livestock commodities. The Company directly manages the business; therefore, it considers itself the primary beneficiary. The Company does not provide performance guarantees and has no other financial obligation to provide funding to HSIC-01, other than its own capital commitments. The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to the assets of HSIC-01 other than to satisfy associated liabilities.
The following table presents the assets of HSIC-01, included in the condensed consolidated balance sheet as of September 30, 2025. The assets presented below only include third-party net assets and exclude any intercompany balances, which were eliminated upon consolidation.

($ in thousands)	September 30, 2025
Assets
Cash and cash equivalents	24,822
Other assets	16,843
Total assets	$41,665

7.     Derivatives
The Company uses derivatives as part of its financial risk management programs to mitigate price risk related to certain insurance contracts exposed to commodity price risk due to fluctuations in relevant market prices, including cattle and milk. To mitigate revenue volatility and support financial stability, the Company employs a hedging strategy that utilizes derivatives, specifically put options, as part of its risk management framework. The primary objective of holding these derivative instruments is to manage exposure to adverse price movements. The activity in these instruments generally reflects current market conditions and shifts in risk exposures throughout the year. The notional value of derivative contracts held and the degree of hedged exposure are actively managed and may vary depending on the prevailing pricing environment in cattle, hogs, and milk markets. The Company does not use derivatives for speculative or trading purposes. All derivative positions are intended to support the overall risk transfer objectives of the business. The Company has not elected hedge accounting for these derivatives.
The following table presents the notional amounts and fair value of derivative assets in the condensed consolidated balance sheets at September 30, 2025:

($ in thousands)	Derivative Assets
	Notional Amount	Fair Value
Economic hedges	$130,601	$16,843

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.     Derivatives (continued)
The Company presents the net gain (loss) recognized on derivative instruments in economic hedging relationships in “losses and loss adjustment expenses” on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recognized $5.2 million, respectively, of pre-tax net gains in losses and loss adjustment expenses.
8.     Segment
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
The following table presents gross written premiums by underwriting division for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Accident & Health	$63,147	$43,490	$186,805	$128,479
Agriculture and Credit (Re)insurance	168,105	17,044	327,525	96,957
Captives	67,956	53,630	213,318	184,137
Construction & Energy Solutions	66,576	70,309	215,760	222,745
Global Property	27,649	37,540	158,327	183,083
Professional Lines	35,598	40,310	114,911	120,655
Specialty Programs	82,771	54,434	231,401	166,256
Surety	43,737	34,592	122,272	106,076
Transactional E&S	50,950	48,665	156,417	146,506
Total continuing business	606,489	400,014	1,726,736	1,354,894
Exited business	20	—	13	(17)
Total gross written premiums	$606,509	$400,014	$1,726,749	$1,354,877

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.     Segment (continued)
The following table presents information about reported segment net underwriting income, significant segment expenses and a reconciliation of net underwriting income to net income for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Underwriting income
Revenues:
Net earned premiums	$351,797	$269,557	$947,705	$763,482
Commission and fee income	1,904	1,818	6,440	5,897
Total underwriting revenues	353,701	271,375	954,145	769,379
Expenses:
Losses and LAE	213,780	170,521	582,351	473,489
Amortization of policy acquisition costs	49,243	37,365	138,369	105,273
Other operating and general expenses	52,433	42,452	135,454	120,997
Total underwriting expenses	315,456	250,338	856,174	699,759
Net underwriting income	$38,245	$21,037	$97,971	$69,620

Reconciliation of net underwriting income to net income:
Net underwriting income	$38,245	$21,037	$97,971	$69,620
Add:
Net investment income	22,180	19,535	60,107	59,866
Net investment gains	6,881	10,173	16,920	16,755
Other loss	(236)	(195)	(216)	(202)
Less:
Interest expense	1,919	2,229	5,629	7,405
Amortization expense	455	351	1,164	1,099
Other expenses	4,149	1,117	6,212	3,350
Income before income taxes	60,547	46,853	161,777	134,185
Income tax expense	14,646	10,185	34,979	29,763
Net income	$45,901	$36,668	$126,798	$104,422

The following table presents annualized return on equity for the three and nine months ended September 30, 2025 and 2024 and book value per share as of September 30, 2025 and December 31, 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Annualized return on equity	19.7%	19.3%	19.3%	19.1%

			September 30, 2025	December 31, 2024
Book value per share			$23.75	$19.79

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Income Taxes
The following table sets forth the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Income tax expense	$14,646	$10,185	$34,979	$29,763
Effective tax rate	24.2%	21.7%	21.6%	22.2%

The effective tax rate will differ from the statutory rate of 21 percent due to permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income, dividends-received deduction, non-deductible expenses and discrete items. The effective tax rate for the three and nine months ended September 30, 2025 increased 2.5% and decreased 0.6%, respectively, when compared to the same 2024 periods. The effective tax rate for the three months ended September 30, 2025 was primarily impacted by a permanent tax item related to non-deductible acquisition expenses, which increased the effective tax rate by 1.1%.
The Company paid income taxes of $11.0 million and $31.8 million during the three and nine months ended September 30, 2025, respectively, and $8.5 million and $23.0 million during the three and nine months ended September 30, 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These legislative changes did not and are not expected to have a material impact on the Company’s third quarter or future effective tax rates. The Company has included the estimated impact of the OBBBA in its third quarter financial results, the period of enactment.
10.    Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the condensed consolidated balance sheets as of and for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
($ in thousands)	2025	2024
Reserves for losses and LAE, beginning of period	$1,782,383	$1,314,501
Less: reinsurance recoverable on unpaid claims, beginning of period	(670,846)	(455,484)
Reserves for losses and LAE, beginning of period, net of reinsurance	1,111,537	859,017
Incurred, net of reinsurance, related to:
Current period	587,584	474,289
Prior years	—	—
Total incurred, net of reinsurance	587,584	474,289
Paid, net of reinsurance, related to:
Current period	84,583	82,653
Prior years	292,605	224,760
Total paid	377,188	307,413
Net reserves for losses and LAE, end of period	1,321,933	1,025,893
Plus: reinsurance recoverable on unpaid claims, end of period	739,841	542,884
Reserves for losses and LAE, end of period	$2,061,774	$1,568,777

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
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
SUA commission revenue	$779	$1,436	$3,054	$3,125
SUA fee income	1,650	1,027	4,422	2,437
Other	(525)	(645)	(1,036)	335
Total commission and fee income	$1,904	$1,818	$6,440	$5,897

The Company’s contract assets from commission and fee income as of September 30, 2025 and December 31, 2024 were $2.6 million and $1.4 million, respectively.
12.    Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Amortization of policy acquisition costs	$49,243	$37,365	$138,369	$105,273
Other operating and general expenses	52,433	42,452	135,454	120,997
Total underwriting, acquisition and insurance expenses	$101,676	$79,817	$273,823	$226,270

13.    Reinsurance
Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. The Company remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The following tables set forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025		2024
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$414,475	$417,896	$347,444	$349,980
Assumed premiums	192,034	117,008	52,570	69,436
Ceded premiums	(165,342)	(183,107)	(131,692)	(149,859)
Net premiums	$441,167	$351,797	$268,322	$269,557
Ceded losses and LAE incurred		$126,632		$108,152

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.     Reinsurance (continued)

	Nine months ended September 30,
	2025		2024
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$1,283,866	$1,196,111	$1,118,683	$1,012,550
Assumed premiums	442,883	282,155	236,194	202,408
Ceded premiums	(603,098)	(530,561)	(502,326)	(451,476)
Net premiums	$1,123,651	$947,705	$852,551	$763,482
Ceded losses and LAE incurred		$400,537		$300,725

The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Ceded unpaid losses and LAE	$739,841	$670,846
Ceded paid losses and LAE	185,860	166,663
Loss portfolio transfer	—	22,662
Allowance for credit losses	(2,295)	(2,295)
Reinsurance recoverables	$923,406	$857,876
Ceded unearned premium	$276,354	$203,901

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At September 30, 2025, the market value of these accounts was approximately $220.4 million. The trust amount will be adjusted periodically, by mutual agreement, based on claim payments and loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at September 30, 2025 and December 31, 2024 was $22.0 million and $25.9 million, respectively, and was included in other assets on the condensed consolidated balance sheets.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.    Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except for share and per share amounts)	2025	2024	2025	2024
Numerator
Net income	$45,901	$36,668	$126,798	$104,422
Denominator
Basic weighted-average common shares	40,487,069	40,098,345	40,377,864	40,039,269
Dilutive effect of stock units	880,353	932,030	901,598	895,468
Dilutive effect of options	501,027	398,182	505,514	367,371
Diluted weighted-average common share equivalents	41,868,449	41,428,557	41,784,976	41,302,108
Basic earnings per share	$1.13	$0.91	$3.14	$2.61
Diluted earnings per share	$1.10	$0.89	$3.03	$2.53

The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock units	27,208	7,152	91,206	165,072
Options	350	16	87	561

15.    Related Party Transactions
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premium and gross commission expense related to these agreements for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Net earned premium	$30,675	$27,456	$89,521	$79,511
Commissions	7,026	6,448	22,191	19,682

Premiums receivable as of September 30, 2025 and December 31, 2024 were $15.2 million and $12.6 million, respectively.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the three and nine months ended September 30, 2025 were $0.2 million and $0.5 million, compared to $0.2 million and $0.4 million for the three and nine months ended September 30, 2024.
See Note 5 for investments involving affiliated companies and additional related party transactions.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.    Commitments and Contingencies
Apollo Acquisition
On September 2, 2025, the Company entered into two share purchase agreements (the "Apollo Majority SPAs") with institutional and management shareholders, respectively, of Apollo Group Holdings Limited ("Apollo") (the "Majority Sellers"). Pursuant to the Apollo Majority SPAs, in accordance with the terms and subject to the conditions therein, the Company has agreed to acquire all of the issued shares of Apollo held by the Majority Sellers, representing approximately 87% of the issued share capital of Apollo. In addition, the closing of the transaction ("completion") is conditioned upon the Company acquiring 100% of the issued share capital of Apollo at completion pursuant to additional short-form share purchase agreements (the "Apollo Minority SPAs" and together with the Apollo Majority SPAs, the "Apollo SPAs") to be entered into either prior to or at completion with the remaining minority shareholders of Apollo (the "Minority Sellers" and together with the Majority Sellers, the "Sellers"). The consideration for the entire issued share capital of Apollo under the Apollo SPAs is $555.0 million, approximately 33% of which will be satisfied by the issuance of 3,679,332 unregistered shares of common stock of the Company to certain Sellers and the remainder in cash. The acquisition is expected to close in the first quarter of 2026, subject to the satisfaction of closing conditions, including regulatory approvals. In connection with the Apollo SPAs, on September 2, 2025, the Company entered into debt commitment letters (the "Apollo Commitment Letters") pursuant to which Barclays Bank PLC (the "Lender") has committed to provide us with debt financing in the form of (i) up to two senior unsecured delayed draw term loan credit facilities of up to $300.0 million in total, and (ii) in case the borrower is not able to obtain consent from lenders under its existing revolving credit agreement to the transactions under the Apollo SPAs, a senior unsecured bridge facility of up to $150.0 million, in each case, on the terms and subject to the conditions set forth in the Apollo Commitment Letters.
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
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our 2024 Form 10-K.
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
On September 2, 2025, we entered into two share purchase agreements (the "Apollo Majority SPAs") with institutional and management shareholders, respectively, of Apollo Group Holdings Limited ("Apollo") (the "Majority Sellers"). Pursuant to the Apollo Majority SPAs, in accordance with the terms and subject to the conditions therein, we have agreed to acquire all of the issued shares of Apollo held by the Majority Sellers, representing approximately 87% of the issued share capital of Apollo. In addition, the closing of the transaction ("completion") is conditioned upon the Company acquiring 100% of the issued share capital of Apollo at completion pursuant to additional short-form share purchase agreements (the "Apollo Minority SPAs" and together with the Apollo Majority SPAs, the "Apollo SPAs") to be entered into either prior to or at completion with the remaining minority shareholders of Apollo (the "Minority Sellers" and together with the Majority Sellers, the "Sellers"). The consideration for the entire issued share capital of Apollo under the Apollo SPAs is $555.0 million, approximately 33% of which will be satisfied by the issue of common stock of the Company to certain Sellers and the remainder in cash. The acquisition is expected to close in the first quarter of 2026, subject to the satisfaction of closing conditions, including regulatory approvals. In connection with the Apollo SPAs, on September 2, 2025, we entered into debt commitment letters (the "Apollo Commitment Letters") pursuant to which Barclays Bank PLC (the "Lender") has committed to provide us with debt financing in the form of (i) up to two senior unsecured delayed draw term loan credit facilities of up to $300.0 million in total, and (ii) in case the borrower is not able to obtain consent from lenders under its existing revolving credit agreement to the transactions under the Apollo SPAs, a senior unsecured bridge facility of up to $150.0 million, in each case, on the terms and subject to the conditions set forth in the Apollo Commitment Letters. As of September 30, 2025, we have recognized $3.1 million in acquisition-related expenses associated with this pending transaction.
During the first quarter of 2025, we updated our underwriting divisions to align with how management currently oversees the business, allocates resources and evaluates operating performance. We added a ninth division, Agriculture and Credit (Re)insurance, which includes the Global Agriculture unit, previously reported with Global Property, and the Mortgage and Credit units, and focuses on specialty classes for which reinsurance provides a more attractive market entry. The Industry Solutions division is now the Construction & Energy Solutions division and the Inland Marine unit is now included in the Transactional E&S division. Programs is now Specialty Programs. Prior reporting periods have been conformed to reflect the new presentation.
All of our insurance company subsidiaries are group rated and have financial strength ratings of “A” (Excellent) with stable outlook from the A.M. Best Company.
Results of Operations
The following table summarizes our results for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Gross written premiums	$606,509	$400,014	$1,726,749	$1,354,877
Ceded written premiums	(165,342)	(131,692)	(603,098)	(502,326)
Net written premiums	$441,167	$268,322	$1,123,651	$852,551
Net earned premiums	$351,797	$269,557	$947,705	$763,482
Commission and fee income	1,904	1,818	6,440	5,897
Losses and LAE	213,780	170,521	582,351	473,489
Underwriting, acquisition and insurance expenses	101,676	79,817	273,823	226,270
Underwriting income(1)	$38,245	$21,037	$97,971	$69,620

Net investment income	$22,180	$19,535	$60,107	$59,866
Net investment gains	$6,881	$10,173	$16,920	$16,755
Income before income taxes	$60,547	$46,853	$161,777	$134,185
Net income	$45,901	$36,668	$126,798	$104,422
Adjusted operating income(1)	$44,008	$29,416	$118,574	$93,361

Loss and LAE ratio	60.8%	63.3%	61.4%	62.0%
Expense ratio	28.4%	28.9%	28.2%	28.9%
Combined ratio	89.2%	92.2%	89.6%	90.9%

Annualized return on equity	19.7%	19.3%	19.3%	19.1%
Annualized return on tangible equity(1)	21.8%	21.8%	21.4%	21.7%
Annualized adjusted return on equity(1)	18.9%	15.5%	18.0%	17.1%
Annualized adjusted return on tangible equity(1)	20.9%	17.5%	20.0%	19.4%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2
Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income
The following table provides a reconciliation of adjusted operating income to net income for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$60,547	$45,901	$46,853	$36,668	$161,777	$126,798	$134,185	$104,422
Less (add):
Net investment gains	6,881	5,217	10,173	8,037	16,920	13,262	16,755	13,236
Net impact of LPT	—	—	318	251	—	—	800	632
Other loss	(236)	(179)	(195)	(154)	(216)	(169)	(202)	(160)
Other expenses	(4,149)	(3,145)	(1,117)	(882)	(6,212)	(4,869)	(3,350)	(2,647)
Adjusted operating income	$58,051	$44,008	$37,674	$29,416	$151,285	$118,574	$120,182	$93,361

Underwriting Income
The following table provides a reconciliation of underwriting income to income before federal income tax expense for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Income before income taxes	$60,547	$46,853	$161,777	$134,185
Add:
Interest expense	1,919	2,229	5,629	7,405
Amortization expense	455	351	1,164	1,099
Other expenses	4,149	1,117	6,212	3,350
Less:
Net investment income	22,180	19,535	60,107	59,866
Net investment gains	6,881	10,173	16,920	16,755
Other loss	(236)	(195)	(216)	(202)
Underwriting income	$38,245	$21,037	$97,971	$69,620

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended September 30, 2025 and 2024:

($ in thousands)	2025	2024
Stockholders’ equity	$961,423	$797,507
Less: Goodwill and intangible assets	88,417	87,607
Tangible stockholders’ equity	$873,006	$709,900

Annualized Adjusted Return on Equity
The following table provides a reconciliation of annualized adjusted return on equity to annualized return on equity for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Numerator: annualized adjusted operating income	$176,032	$117,664	$158,099	$124,481
Denominator: average stockholders’ equity	$930,669	$760,564	$877,711	$729,269
Annualized adjusted return on equity	18.9%	15.5%	18.0%	17.1%

Annualized Return on Tangible Equity
Annualized return on tangible equity for the three and nine months ended September 30, 2025 and 2024 reconciles to annualized return on equity as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Numerator: annualized net income	$183,604	$146,672	$169,064	$139,229
Denominator: average tangible stockholders’ equity	$842,063	$672,826	$789,829	$641,248
Annualized return on tangible equity	21.8%	21.8%	21.4%	21.7%

Annualized Adjusted Return on Tangible Equity
Annualized adjusted return on tangible equity for the three and nine months ended September 30, 2025 and 2024 reconciles to annualized return on equity as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Numerator: annualized adjusted operating income	$176,032	$117,664	$158,099	$124,481
Denominator: average tangible stockholders’ equity	$842,063	$672,826	$789,829	$641,248
Annualized adjusted return on tangible equity	20.9%	17.5%	20.0%	19.4%

Underwriting Results
Premiums
The following tables present gross written premiums by underwriting division for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,
($ in thousands)	2025	2024	Change	% Change
Accident & Health	$63,147	$43,490	$19,657	45.2%
Agriculture and Credit (Re)insurance	168,105	17,044	151,061	886.3%
Captives	67,956	53,630	14,326	26.7%
Construction & Energy Solutions	66,576	70,309	(3,733)	(5.3%)
Global Property	27,649	37,540	(9,891)	(26.3%)
Professional Lines	35,598	40,310	(4,712)	(11.7%)
Specialty Programs	82,771	54,434	28,337	52.1%
Surety	43,737	34,592	9,145	26.4%
Transactional E&S	50,950	48,665	2,285	4.7%
Total gross written premiums(1)	$606,489	$400,014	$206,475	51.6%
(1) Excludes exited business

	Nine months ended September 30,
($ in thousands)	2025	2024	Change	% Change
Accident & Health	$186,805	$128,479	$58,326	45.4%
Agriculture and Credit (Re)insurance	327,525	96,957	230,568	237.8%
Captives	213,318	184,137	29,181	15.8%
Construction & Energy Solutions	215,760	222,745	(6,985)	(3.1%)
Global Property	158,327	183,083	(24,756)	(13.5%)
Professional Lines	114,911	120,655	(5,744)	(4.8%)
Specialty Programs	231,401	166,256	65,145	39.2%
Surety	122,272	106,076	16,196	15.3%
Transactional E&S	156,417	146,506	9,911	6.8%
Total gross written premiums(1)	$1,726,736	$1,354,894	$371,842	27.4%
(1) Excludes exited business
The increases in gross written premiums for the third quarter and first nine months of 2025, when compared to the same 2024 periods, were primarily driven by growth from the agriculture and credit (re)insurance division. Specialty programs, accident & health, captives and surety also contributed meaningfully to the growth, partially offset by decreases in gross written premiums in the global property, professional lines and construction and energy solutions divisions.

Net written premiums for the third quarter of 2025 were $441.2 million compared to $268.3 million for the same 2024 period, an increase of $172.8 million or 64.4%. Net written premiums for the first nine months of 2025 were $1,123.7 million compared to $852.6 million for the same 2024 period, an increase of $271.1 million or 31.8%. The increases in net written premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
Net earned premiums for the third quarter of 2025 were $351.8 million compared to $269.6 million for the same 2024 period, an increase of $82.2 million or 30.5%. Net earned premiums for the first nine months of 2025 were $947.7 million compared to $763.5 million for the same 2024 period, an increase of $184.2 million or 24.1%. The increases in net earned premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in this Item 2.
Losses and LAE
The following tables set forth the components of the loss and LAE ratios and adjusted loss and LAE ratios for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025		2024
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$211,760	60.2%	$163,385	60.6%
Cat loss and LAE(1)	2,020	0.6%	7,454	2.8%
Prior accident year development - LPT	—	—%	(318)	(0.1)%
Total losses and LAE	$213,780	60.8%	$170,521	63.3%

(1) Current accident year

	Nine months ended September 30,
	2025		2024
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$569,831	60.1%	$462,835	60.6%
Cat loss and LAE(1)	12,520	1.3%	11,454	1.5%
Prior accident year development - LPT	—	—%	(800)	(0.1)%
Total losses and LAE	$582,351	61.4%	$473,489	62.0%

(1) Current accident year
The loss ratios for the third quarter and first nine months of 2025 improved 2.5 points and 0.6 points when compared to the same 2024 periods, respectively, primarily driven by the business mix shift. Catastrophe losses in the third quarter of 2025 decreased when compared to the same 2024 period, which was impacted by higher catastrophe losses, primarily from Hurricanes Helene and Beryl. The first nine months of 2025 were impacted by convective storms in the Midwest and the California wildfires.
The non-cat loss and LAE ratios for the third quarter and first nine months of 2025 improved 0.4 points and 0.5 points, respectively, when compared to the same 2024 periods, primarily driven by the business mix shift.

Expense Ratio
The following tables set forth the components of the expense ratios for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025		2024
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$49,243	14.0%	$37,365	13.9%
Other operating and general expenses	52,433	14.9%	42,452	15.7%
Underwriting, acquisition and insurance expenses	101,676	28.9%	79,817	29.6%
Less: commission and fee income	(1,904)	(0.5%)	(1,818)	(0.7%)
Total net expenses	$99,772	28.4%	$77,999	28.9%

	Nine months ended September 30,
	2025		2024
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$138,369	14.6%	$105,273	13.9%
Other operating and general expenses	135,454	14.3%	120,997	15.8%
Underwriting, acquisition and insurance expenses	273,823	28.9%	226,270	29.7%
Less: commission and fee income	(6,440)	(0.7%)	(5,897)	(0.8%)
Total net expenses	$267,383	28.2%	$220,373	28.9%

The expense ratios for the third quarter and first nine months of 2025 improved 0.5 points and 0.7 points, respectively, when compared to the same 2024 periods due to earnings leverage partially offset by higher acquisition costs due to the business mix shift.
The expense ratios for all periods presented exclude the impact of IPO related stock compensation, Apollo acquisition-related expenses and secondary offering expenses, which are reported in other expenses in our condensed consolidated statements of operations and comprehensive income.
Investment Results
The following table sets forth the components of net investment income and net investment gains (losses) for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
$ in thousands	2025	2024	2025	2024
Short-term investments & cash and cash equivalents	$4,130	$4,537	$12,745	$13,645
Fixed income	20,806	15,458	55,358	41,722
Equities	133	596	1,321	1,974
Alternative and strategic investments	(2,889)	(1,056)	(9,317)	2,525
Net investment income	$22,180	$19,535	$60,107	$59,866
Net unrealized (losses) gains on securities still held	$(8,987)	$8,378	$(6,677)	$15,609
Net realized gains	15,868	1,795	23,597	1,146
Net investment gains	$6,881	$10,173	$16,920	$16,755

Net investment income for the third quarter and first nine months of 2025 increased $2.6 million and $0.2 million, respectively when compared to the same 2024 periods, driven by increased income from our fixed income portfolio due to a higher book yield of 5.3% at September 30, 2025 compared to 5.0% at September 30, 2024 and larger asset base.

The alternative and strategic investments portfolio continued to be impacted by the decline in the fair value of limited partnership investments. The decreases in income from the short-term investments and cash and cash equivalents was due to an overall decrease in yields when compared to the same 2024 periods. The decrease in income from equities was due to the sale of almost all of the equity portfolio in the third quarter of 2025.
When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at June 30, 2025 and recognized a provision for credit losses of $6.2 million for two available-for-sale “corporate securities and miscellaneous” securities. At September 30, 2025, we recognized an additional provision for credit losses of $0.8 million for one available-for-sale “corporate securities and miscellaneous” security. Other than the securities discussed previously, we determined that no other credit impairment existed at September 30, 2025. See Note 2, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at September 30, 2025 and December 31, 2024:

	2025		2024
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Cash and cash equivalents	$160,068	6.7%	$121,603	6.1%
Short-term investments	247,376	10.3%	274,929	13.8%
Fixed income	1,815,216	75.8%	1,318,708	66.2%
Equities	1,182	0.1%	106,254	5.3%
Alternative and strategic investments	170,014	7.1%	170,929	8.6%
Total portfolio	$2,393,856	100.0%	$1,992,423	100.0%

Fixed income
Our fixed income portfolio primarily consists of investment grade fixed income securities, which are predominantly highly-rated and liquid bonds, and commercial mortgage loans.
The following table sets forth the components of our fixed income securities at September 30, 2025 and December 31, 2024:

	2025		2024
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
U.S. government securities	$76,187	4.2%	$26,486	2.0%
Corporate securities and miscellaneous	597,802	32.9%	425,628	32.3%
Municipal securities	100,003	5.5%	84,716	6.4%
Residential mortgage-backed securities	495,176	27.3%	393,833	29.9%
Commercial mortgage-backed securities	72,384	4.0%	69,364	5.2%
Other asset-backed securities	463,666	25.5%	292,191	22.2%
Total fixed income portfolio, available-for-sale	1,805,218	99.4%	1,292,218	98.0%
Commercial mortgage loans	$9,998	0.6%	$26,490	2.0%
Total fixed income portfolio	$1,815,216	100.0%	$1,318,708	100.0%

The weighted average credit rating of our available-for-sale fixed income portfolio was “A+” at September 30, 2025 and “AA-” at December 31, 2024. The following table sets forth the credit quality of our available-for-sale fixed income portfolio at September 30, 2025 and December 31, 2024:

	2025		2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$311,740	17.3%	$483,099	37.3%
AA	559,945	31.0%	141,177	10.9%
A	556,134	30.8%	429,703	33.3%
BBB	352,332	19.5%	216,602	16.8%
BB and Lower	25,067	1.4%	21,637	1.7%
Total fixed income portfolio, available-for-sale	$1,805,218	100.0%	$1,292,218	100.0%

Our commercial mortgage loans are primarily senior loans on real estate across the U.S.
The average duration of our fixed income portfolio was approximately 4.07 years and 4.34 years, respectively, as of September 30, 2025 and December 31, 2024.
Equities
The equities portfolio primarily consisted of domestic preferred stocks, common equities, exchange traded funds, limited partnerships, limited liability corporations and other types of equity interests, 100.0% of which were publicly traded. During the third quarter of 2025, we sold almost all of our equities portfolio, retaining only our preferred stocks.
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
Other Items
Income Taxes
Income tax expense for the three and nine months ended September 30, 2025 was $14.6 million and $35.0 million, respectively, compared to $10.2 million and $29.8 million, respectively, for the same 2024 periods. Our effective tax rates for the three and nine months ended September 30, 2025 were 24.2% and 21.6%, respectively, compared to 21.7% and 22.2% for the same 2024 periods, respectively. The effective tax rate for the three months ended September 30, 2025 was primarily impacted by a permanent tax item related to non-deductible acquisition expenses, which increased the effective tax rate by 1.1%. For additional information, see Note 9 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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

Our cash flows for the nine months ended September 30, 2025 and 2024:

($ in thousands)	2025	2024
Cash and cash equivalents provided by (used in):
Operating activities	$356,308	$283,216
Investing activities	(315,568)	(227,963)
Financing activities	—	(4,233)
Change in cash and cash equivalents and restricted cash	$40,740	$51,020

The increase in cash provided by operating activities in 2025 when compared to 2024 was primarily due to positive cash flow from our insurance operations. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
Net cash used in investing activities in 2025 and 2024 was primarily driven by purchases of fixed maturity securities.
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
On August 30, 2024, we fully redeemed the March 15, 2024 draw on the Revolving Credit Facility and redeemed $7.0 million of the March 29, 2023 draw on the Revolving Credit Facility. As of September 30, 2025, we had $43.0 million outstanding under the Revolving Credit Facility with another $107.0 million of undrawn capacity.
Interest on the Revolving Credit Facility is payable quarterly. The interest rate on the Revolving Credit Facility is the SOFR plus a margin of between 150 and 190 basis points based on the ratio of debt to total capital and a credit spread adjustment of 10 basis points. At September 30, 2025, the six-month SOFR on the Revolving Credit Facility was 3.87%, plus a margin of 1.60%.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity. As of September 30, 2025, we are in compliance with all covenants.
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

At September 30, 2025 the ratio of total debt outstanding, including the FHLB Loan, the Revolving Credit Facility and the Notes, to total capitalization (defined as total debt plus stockholders’ equity) was 11.1% and at December 31, 2024, the ratio of total debt outstanding, including the Term Loan, the Revolver, the Trust Preferred and the Notes, to total capitalization was 13.1%.
Share Repurchase Program
In October 2024, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including through Rule 10b5-1 trading plans. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The share repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. As of September 30, 2025, no shares had been repurchased under this plan.
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
For the three and nine months ended September 30, 2025 our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 72.7% and 65.1%, respectively, compared to 67.1% and 62.9% for the same 2024 periods, respectively.
The following is a summary of our reinsurance programs as of September 30, 2025:

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

Credit and Financial Strength Ratings
On August 14, 2025, A.M. Best affirmed Skyward Specialty’s financial strength rating of A (Excellent) with a stable outlook.
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
As previously disclosed within Item 9A. Controls and Procedures of our 2024 Form 10-K, management concluded that a material weakness existed related to the ineffective implementation of information technology general controls (“ITGCs”) in the area of user access for systems that support the Company’s financial reporting processes as well as the related process-level IT dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs. As part of our efforts to remediate the material weakness, new controls and procedures have been designed and continue to be implemented as previously disclosed within Item 9A. Controls and Procedures of our 2024 Form 10-K. Therefore, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective. Despite the foregoing, our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q.
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
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation efforts relating to the material weaknesses identified above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”), as supplemented by the risk factor captioned “Security breaches, loss of data, cyberattacks, and other information technology failures could disrupt our operations, damage our reputation, and adversely affect our business, operations, and financial results” in our Quarterly Report on Form 10-Q for the period ended March 31, 2025 (our “Q1 10-Q”). Additionally, the following risk factors have been identified.
Our pending acquisition of Apollo involves a number of risks, the occurrence of which could adversely affect our business, financial condition, and operating results.
On September 2, 2025, we entered into the Apollo SPAs to acquire Apollo. The acquisition involves certain risks, the occurrence of which could adversely affect our business, financial condition, and operating results, including:
•delays in completing the acquisition within the expected time period and the risk that the acquisition may not be completed at all;
•diversion of management's attention to complete the acquisition and integrate Apollo’s operations thereafter;
•disruption to our existing operations and plans or inability to effectively manage our expanded operations after the closing of the acquisition;
•potential loss of key Apollo employees, partners or customers, or other adverse effects on existing business relationships with partners or customers; and
•our expanded operations may not achieve the growth prospects, synergies or other financial results that we have projected for the acquisition.
The agreements that will govern indebtedness to be incurred or assumed in connection with our acquisition of Apollo are expected to contain various covenants that will impose restrictions on that may affect our ability to operate our businesses.
The agreements that will govern indebtedness to be incurred or assumed in connection with our acquisition of Apollo, including pursuant to the related debt financing contemplated by a debt commitment letter, are expected to contain various affirmative and negative covenants that will, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, among other things. In addition, the debt financing may contain financial maintenance covenants that will require us to maintain a certain leverage ratio and an interest coverage ratio at the end of each fiscal quarter. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under the applicable definitive documentation or under other debt agreements.
The significant additional indebtedness that we will incur in connection with our acquisition of Apollo could adversely affect us, including by decreasing our business flexibility, increasing our interest expense and causing our credit ratings to be downgraded.
We will have increased indebtedness following completion of the acquisition in comparison to what we have had on a recent historical basis. This additional indebtedness may reduce the flexibility in our operations. If we cannot service our indebtedness, we may have to take actions such as pursuing sales of additional debt or equity securities, or reducing or delaying expansion efforts, strategic acquisitions, investments, or partnerships.
Artificial intelligence is an evolving and rapidly growing technology which may impact our business and operations.
The rapid growth and development of artificial intelligence and machine learning may alter the competitive landscape in which we operate. Our employees utilize artificial intelligence for risk selection, pricing and claims handling to aid in their effectiveness and efficiency and we continue to research and implement artificial intelligence-based solutions in an effort to improve our business. Notwithstanding this, our competitive position may be harmed if competitors are able leverage artificial intelligence solutions more quickly or more effectively. In addition, while we do not rely solely on information and analysis production through artificial intelligence in our decision making, if the content, analyses or recommendations that artificial intelligence applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Further, as artificial intelligence technology and products are continuously evolving, and we may incur costs to adopt and deploy technologies that could become obsolete earlier than expected. There can be no assurance that we will realize the desired or anticipated benefits from artificial intelligence.
There is also uncertainty in the legal and regulatory landscape for artificial intelligence, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of artificial intelligence may be burdensome, could entail significant costs, and may restrict or impede our ability to successfully develop, adopt and deploy artificial intelligence technologies efficiently and effectively. Furthermore, state insurance regulators could have input on usage of artificial intelligence and machine learning.
Any of these factors could adversely impact our business, financial condition and results of operations.
There have been no other material changes in our risk factors in the nine months ended September 30, 2025 from those disclosed in our 2024 Form 10-K and our Q1 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On September 8, 2025, Sandip Kapadia entered into a new Rule 10b5-1 Trading Arrangement. On September 10, 2025, Tom Schmitt terminated an existing Rule 10b5-1 Trading Arrangement and entered into a new Rule 10b5-1 Trading Arrangement on September 11, 2025 replacing the previous plan. The material terms of the trading plans and the termination of Mr. Schmitt’s plan are set forth in the table below. All plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

Disclosure Events	Name (Title)	Date of Adoption, Amendment, or Termination	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
1	Sandip Kapadia (President, Reinsurance & Head of Actuarial)	Adoption September 8, 2025	Rule 10b5-1(c) Trading Arrangement	12/8/2025 – 2/27/2026	Up to 7,716 shares
2	Tom Schmitt (Chief People Officer)	Termination on September 10, 2025 of plan entered into on May 9, 2025	Rule 10b5-1(c) Trading Arrangement	11/10/2025 – 6/9/2026	Up to 8,485 shares
3	Tom Schmitt (Chief People Officer)	Adoption of new plan replacing above plan on September 11, 2025	Rule 10b5-1(c) Trading Arrangement	12/11/2025 – 6/9/2026	Up to 8,485 shares

Item 6. Exhibits
(a)Exhibits.

Exhibit Number	Exhibit Description
2.1
Agreement for the Sale and Purchase of Shares in Apollo Group Holdings Limited - Institutional Sellers dated September 2, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2025).

2.2
Agreement for the Sale and Purchase of Shares in Apollo Group Holdings Limited - Management Sellers dated September 2, 2025 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2025).

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

Skyward Specialty Insurance Group, Inc.
Date: November 6, 2025	By:	/s/ Andrew Robinson
Andrew Robinson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)