Form 10-K
period 2025-12-31
Skyward Specialty Insurance Group, Inc.
filed 2026-03-02
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No  ☒
Aggregate market value of shares of the registrant’s common stock held by non-affiliates as of June 30, 2025 was approximately $2,165,161,643.
Number of shares of the registrant’s common stock outstanding at February 26, 2026 was 44,467,084.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2026 annual meeting of stockholders (the “2026 Proxy Statement”), which will be filed within 120 days of December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

Where You Can Find More Information
In this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Form 10-K”), “we,” “our,” “us,” “Skyward Group,” “Skyward Specialty,” or “SKWD” refer to Skyward Specialty Insurance Group, Inc. and its subsidiaries. We file annual, quarterly, and current reports, proxy statements and other information with the United States Securities and Exchange Commission (the “SEC”). General information about us can be found at https://investors.skywardinsurance.com/. Our Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website at https://investors.skywardinsurance.com/ as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Skyward Specialty.
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
Net investment gains (losses)
Net investments gains (losses) represent the total investment-related gains and losses recognized in earnings during the period. These amounts include net realized investment gains (losses) and net unrealized gains (losses) of equity securities, mortgage loans, and other investments.
Net realized investment gains (losses)
Net realized investment gains (losses) are a function of the difference between the amount received by us on the sale of a security and the security’s cost basis, mark-to-market adjustments, as well as any credit impairments recognized in earnings.

Net unrealized investment gains (losses)
Net unrealized investment gains (losses) represent the changes in the fair market value of investment securities that have not yet been sold or settled.
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
Adjusted operating income (loss) is a non-GAAP financial measure defined as net income excluding the net impact of the LPT, net realized and unrealized gains or losses on investments, transaction costs, goodwill impairment charges and other income and expenses.
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
We are a growing specialty insurance company delivering commercial insurance products and solutions on a non-admitted (or E&S) and admitted basis, predominantly in the United States. We focus our business on markets that are underserved, dislocated and/or for which standard insurance coverages are insufficient or inadequate to meet the needs of businesses, including our customers and prospective customers operating in these markets. Our customers typically require highly specialized, customized underwriting solutions and claims capabilities. As such, we develop and deliver tailored insurance products and services to address each of the niche markets we serve.
Our portfolio of insured risks is highly diversified—we insure customers operating in a wide variety of industries; we distribute through multiple channels; we write multiple lines of business, including general liability, excess liability, professional liability (including cyber and media liability insurance), commercial auto, group accident and health, property, agriculture, credit, surety and workers’ compensation; we insure both short and medium duration liabilities; and our business mix is principally primary insurance and balanced between E&S and admitted markets. A portion of our business is specialty reinsurance (principally property, agriculture and credit) which is similarly focused on attractive specialty classes where we believe it is more efficient to approach these classes through reinsurance given factors such as cost of entry, including the costs of geographic expansion. All of these factors enable us to respond to market opportunities and dislocations by deploying capital where we believe we can consistently earn attractive risk-adjusted returns. We believe this diversification, which includes businesses not typically aligned with traditional P&C pricing cycles, combined with our underwriting and claims expertise, will more consistently produce strong growth and profitability across all insurance pricing cycles.
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
Apollo Acquisition
On September 2, 2025, we entered into two share purchase agreements (the "Apollo Majority SPAs") with institutional and management shareholders, respectively, of Apollo Group Holdings Limited ("Apollo") (the "Majority Sellers"). Pursuant to the Apollo Majority SPAs, in accordance with the terms and subject to the conditions therein, we agreed to acquire all of the issued shares of Apollo held by the Majority Sellers, representing approximately 87% of the issued share capital of Apollo. In addition, closing of the transaction ("Closing") was conditioned upon our acquiring 100% of the issued share capital of Apollo (the “Acquisition”) at Closing pursuant to additional short-form share purchase agreements (the "Apollo Minority SPAs" and together with the Apollo Majority SPAs, the "Apollo SPAs") with the remaining minority shareholders of Apollo (the "Minority Sellers" and together with the Majority Sellers, the "Sellers"). The Acquisition closed on January 1, 2026. The consideration for the transaction was satisfied by the issuance of common stock of the Company to certain sellers and the remainder in cash.
Apollo is a leading U.S. centric specialty underwriting platform operating at Lloyd’s of London that is low volatility, high growth and employs a capital light business model. The business has grown gross written premium consistently since its formation in 2010. Through Syndicate 1969, Apollo underwrites a multi-class specialty insurance portfolio. Through Syndicate 1971, Apollo delivers a unique, innovative platform liability product for the digital and sharing economy. Apollo provides capital to syndicates 1969 and 1971 in exchange for a pro-rata share of the underwriting income, with the remainder of the capital provided by third parties. Additionally, Apollo earns managing agency fees and profit commissions for being the managing agent to both its own syndicates, as well as to innovative third-party syndicates, known as platform partners.

We believe the acquisition is exceptionally well aligned to Skyward Specialty’s strategy, bringing new specialty niches, a distinctive new economy offering, accelerating innovation, and adding Apollo’s advanced technology capabilities. Continuing to lead Apollo’s growth as a subsidiary of Skyward Specialty will be David Ibeson, who will continue as CEO of Apollo, along with Apollo’s entrepreneurial and dynamic management team.
Our Business and Our Strategy
We have one reportable segment through which we offer a broad array of insurance coverages to a number of market niches. Each of our nine distinct underwriting divisions has dedicated underwriting leadership supported by high-quality technical staff with deep experience in their respective niches. We believe this structure and expertise allow us to serve the needs of our customers effectively and be a value-add partner to our distributors, while earning attractive risk-adjusted returns. For the year ended December 31, 2025, 41% of our gross written premiums were written on an admitted basis and 59% were non-admitted.
Our Underwriting Divisions
Accident & Health: Our Accident & Health (“A&H”) underwriting division provides medical stop loss to employers who self-insure their employee benefits, as well as covering group and single-employer captives. Our A&H captives program provides tailored medical stop-loss and reinsurance solutions for group and single-employer captive arrangements, supported by dedicated underwriting and proactive claims oversight. Our approach for managing medical costs, combined with our claims oversight, enables us to partner with select distribution partners. We target and serve a segment of the small and medium sized enterprise market that is actively seeking to take control of their healthcare costs by self-insuring a portion of their healthcare insurance. We write these products on an admitted basis and distribute primarily through retail brokers and wholesale broker partners.
Agriculture and Credit (Re)insurance: Our Agriculture and Credit (Re)insurance underwriting division provides specialty risk-transfer solutions across a diversified global portfolio, spanning agriculture, dairy and livestock revenue protection, mortgage and credit product lines. We support insurers, MGAs, and other risk originators by delivering tailored treaty protection using proportional and excess of loss structures. Our global agriculture book provides coverage for weather and natural peril driven volatility and other production and yield risks, helping clients manage catastrophe exposure and seasonal earnings variability across regions. The mortgage portfolio supports government sponsored entities and private mortgage insurers against default and loss severity volatility typically due to macroeconomic stress, structured to manage tail risk and protect against adverse cycle turns. Our credit portfolio provides protection against losses driven by default risk covering single obligors and multi-buyer trade credit across a diverse portfolio across regions and industries.
Our dairy and livestock business provides producers with revenue protection against price volatility in milk, cattle, and hog markets. We utilize derivative instruments, primarily put options and futures, to mitigate commodity price risk associated with our exposure to cattle, hog and milk prices. These instruments are used solely to manage exposure to adverse price movements, and positions are adjusted throughout the year in response to changes in market conditions and our risk profile. See Note 8, “Derivatives” to our consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding derivatives.
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
Construction & Energy Solutions: Our Construction and Energy Solutions underwriting division focuses on high‑severity exposures that our experienced underwriting and claims teams address with tailored and often multi‑line solutions, including general liability, excess liability, commercial auto, and workers’ compensation. We distribute these products through retail agents, brokers, and a select network of wholesalers.
Global Property: Our Global Property underwriting division provides comprehensive property insurance and reinsurance solutions for a broad spectrum of commercial clients worldwide. Our offerings are designed to protect against physical loss or damage to assets, including buildings, equipment, and inventory, due to natural catastrophes and other insured perils, supporting clients across diverse industries with managing exposures and maintaining operational resilience.
Professional Lines: Our Professional Lines underwriting division includes three underwriting units: management liability, professional liability (which includes cyber), and allied health (which includes life sciences). Management/Professional liability and allied health provide primary and excess claims-made liability products, on an E&S and admitted basis, distributed through both wholesale and retail brokers, depending on the product.

Specialty Programs: Our Specialty Programs underwriting division partners with program administrators focused on certain markets that align with our expertise and strategy. We believe partnering with a program administrator in certain circumstances is the optimal way for us to participate profitably or extend our reach in certain markets. Typically, the program administrators possess a competitive advantage (owing to their scale in a particular market niche and/or proprietary technology) that we believe would be difficult for us to replicate on our own. For example, certain of our program administrator partners have developed proprietary technology to optimize risk selection and pricing in specific markets. We believe the combination of our underwriting and claims expertise with their scale and/or technology creates a more powerful partnership than either party could present to the market on its own. Our Specialty Programs underwriting division writes property, general liability, commercial auto liability, excess liability and workers’ compensation lines of business on an E&S and an admitted basis.
Surety: Our Surety underwriting division provides contract, commercial and transactional surety solutions to a range of trade and services organizations requiring bonding. We principally focus on small to medium sized enterprises with aggregate bond programs up to approximately $100.0 million for contract and $125.0 million for commercial and transactional. We write this business on an admitted basis and distribute through retail agents and brokers.
Transactional E&S: Our Transactional E&S underwriting division provides primary and excess non-catastrophe prone property and general liability solutions, with particular emphasis on risks that are considered hard to place because of the complexity of the underlying exposure, loss history, and/or limited operating history (for example, start up and newer businesses). Success in our target market is determined by technical underwriting, thoughtful coverage provisions and pricing, and high-quality broker service. We access the market in this division exclusively through wholesale brokers.
In addition to our continuing business, there are business units and lines of business that we previously exited and placed into run-off. We refer to these lines and businesses as our “exited business”.
Our Strategy
We seek to lead in our chosen market niches and establish sustainable, competitive positions in these markets. The following key elements underpin our strategy and approach to our business:
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
We believe that the niche areas of the commercial lines P&C markets we have selected are a highly attractive subset of the P&C insurance market and present an opportunity to generate attractive risk-adjusted returns. We actively target markets that are underserved, dislocated or for which standard, commoditized products are insufficient or inadequate to meet the needs of our customers. The unique characteristics of the risks within our core markets require each account to be efficiently and individually underwritten, in order for us to generate an acceptable, sustainable underwriting profit. Many carriers have chosen to reject businesses that they deem to be too complex, or that require thoughtful individual underwriting; or, alternatively, have focused on simple account risks for which more automated underwriting can be effective. Instead, we have chosen to build our underwriting divisions around deeply experienced underwriters who we empower with appropriate authority to make underwriting decisions. This structure enables us to offer innovative and unique products and solutions to our distribution partners and customers, regardless of how challenging or complex a risk may be. Further, we augment our underwriters’ experience with data and predictive analytics that are intended to differentiate risk selection and pricing decision-making while enhancing efficiency.
Highly skilled underwriters.
We focus on hiring and retaining underwriting and technical staff who help differentiate our company through their expertise and experience. Our underwriting teams are knowledgeable, experienced, and empowered — characteristics which are critical to operate successfully in the markets we serve, especially since many of the risks we underwrite are particularly difficult to automate. We do not impose strict underwriting rules (for example, we are not “box” underwriters), but rather allow our professionals the freedom to use their expertise and judgment when evaluating and pricing risks. Simply put, we give our people the tools and appropriate authority to make decisions and do what they do best — profitably underwrite complex risks.
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
We respond quickly when a claim is submitted with specialized adjusters, who are armed with expertise, advanced technology and analytics, to assist them in the claims resolution process. We embed technology deeply into our claims process and leverage our technology-enabled platform and tools from first notice of loss to investigation to settlement. Our analytics capabilities used by our senior leadership and claims teams include real-time, detailed information on open claims and benchmarks against closed claims. We believe that our industry expertise, nimble culture, and technology-embedded claims processes enable us to reach fair and appropriate claims outcomes for our customers.
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
We fundamentally believe that every underwriting and claims decision can be augmented with the use of new types of risk data and advanced technology. While our underwriting decisions are backed by reliable historical data and in-depth evaluation of risks resulting from intentional investment in data collection and processing capabilities, we amplify our underwriting and claims prowess by combining this data with new forms of risk data and predictive analytics. We also utilize generative artificial intelligence in our underwriting and claims handling where doing so can aid in our effectiveness and efficiencies while still relying upon the expertise of our employees.
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
Led by our Chairman and CEO, Andrew Robinson, we have an experienced, innovative and entrepreneurial executive leadership team with a track record of success in senior management roles at industry leading property and casualty companies as well as in starting and building new businesses in our industry.
Our entire senior leadership’s compensation is carefully constructed to ensure alignment with our shareholders. Each of our leaders have a material portion of their compensation in the form of long-term and short-term incentives tied to delivering sustainable, best-in-class underwriting returns. Our executive leadership team have additional long-term incentive targets tied directly to growth in book value per share.
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
We seek to hire and retain the most talented technical underwriting professionals who have long-standing industry relationships with distribution partners and claims professionals with expertise in the niches we write. These relationships are key to getting steady access to our preferred business. We believe that we have become a company of choice for the best talent in our industry and, as such, we will continue to grow our market position by bringing on world-class talent in our chosen markets.
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
We believe that we are well-positioned to take advantage of several trends impacting our customers in the United States and globally. One such trend is the continued rise in demand for specialized insurance solutions because of increasing risks, as well as the complexity of risks, due to climate change/increased frequency of severe weather events, supply chain uncertainty, financial inflation risk, cyber risk, emergence of novel health risks, increased level of litigation, attorney involvement and jury awards, and healthcare delivery and cost. Another such notable market trend is the emergence of “micro cycles and micro dislocations” where different pockets of the P&C insurance market experience hardening and softening at different times. We have demonstrated our ability to react quickly in response to these trends by launching new underwriting units, including many not typically aligned with P&C cycles, entering underserved markets, partnering with others with advanced technology, and launching new captive solutions. We believe our gross written premium growth and profitability are indicative of our momentum and provides a powerful reference for the positioning of our Company to continue to expand and grow in the markets we seek to serve.
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
Underwriting
Our approach to underwriting is deeply embedded in our “Rule Our Niche” strategy and is core to how we win in the market. Within the nine divisions, we further specialize underwriting teams with a focus on specific niches within the markets the nine divisions serve.
Our underwriting approach is underpinned by hiring highly experienced, best-in-class and diverse teams of technical underwriters with established track records in specific specialty niche markets. We then amplify our underwriters’ skill sets with advanced technology and data analytics and empower them with appropriate authority to make decisions. We believe this approach is key to superior risk selection and pricing and producing sustainable best-in-class underwriting results across market cycles.
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
We are highly selective in the policies we choose to bind. If our underwriters cannot reasonably expect to bind coverage at the combination of premium and coverage terms that meet our standard, we encourage them to move on quickly to other prospective opportunities.
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
3.Core Transactional Platforms.   Our core operating platforms, including our policy administration, underwriting workbench, billing and claims systems, are intentionally designed to enable nimble scaling and expansion of our business. We generally use third-party vendor developed core operating applications that we have customized for our company. Our core platform organization is used for all business except for accident & health, global property, agriculture and credit (re) insurance, and surety as the unique features of these underwriting divisions require select dedicated core processing components. Data gathered from our core operating platforms from all divisions flows to our SkyBI platform with comparable data quality and granularity regardless of underwriting division.
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

The following is a summary of our reinsurance programs as of December 31, 2025:

Line of Business	Maximum Company Retention
Accident & Health	$0.90 million per occurrence
Commercial Auto(1)	$1.00 million per occurrence
Excess Casualty(1)(2)	$2.25 million per occurrence
General Liability(1)	$1.50 million per occurrence
Ocean Marine(2)	$3.00 million per occurrence
Professional Lines(2)	$5.25 million per occurrence
Property(3)	$3.50 million per occurrence
Representation and Warranty	$3.25 million per occurrence
Surety(2)	$5.00 million per occurrence
Workers’ Compensation(2)	$2.33 million per occurrence

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
For the year ended December 31, 2025, property insurance represented 34% of our gross written premiums. We actively manage and continuously monitor our aggregation of property writings by geographic area to limit our potential for aggregation of loss resulting from severe events such as hurricanes, convective storms, and earthquakes. We buy catastrophe reinsurance to further mitigate an aggregation of property losses due to a single event or series of events. To inform our purchase of catastrophe reinsurance, we use third-party stochastic and our own deterministic models to analyze the risk of aggregation of losses from such events. These models provide a quantitative view of PML events, which is an estimate of the level of loss we would expect to experience once in a given number of years (referred to as the return period). Based upon our modeling, it would take an event beyond our 1 in 250-year PML to exhaust our $36.0 million property catastrophe coverage. Additionally, we seek to expose no more than 3.0% of our stockholders’ equity to a catastrophic loss that is less than a 1 in 250-year event. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event.
We seek to purchase reinsurance from reinsurers that are rated at least “A-” (“Excellent”) or better by A.M. Best. As of December 31, 2025, 98% of our reinsurance recoverables were either derived from reinsurers rated “A-” (Excellent) by A.M. Best, or better, or were collateralized for our reinsurance recoverable by the reinsurer. While we only select reinsurers whom we believe to have acceptable credit and A.M. Best ratings, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability to our policyholders. Hence, failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. At December 31, 2025 and 2024, our allowance for uncollectible reinsurance was $2.3 million.

The following table sets forth our most significant reinsurers by amount of reinsurance recoverables, as well as the reinsurers A.M. Best rating, if applicable, as of December 31, 2025:

($ in thousands)
Reinsurer	Reinsurance Recoverables	AM Best Rating
eMaxx Capitves(1)	$197,989	n/r
Everest Reinsurance Co.	123,925	A+
General Reinsurance Corp	70,355	A++
Partner Reinsurance Co. of the US	65,446	A+
ACE (Chubb Property & Casulty Ins Company)	48,344	A+
RGA Reinsurance Company	43,043	A+
Lloyds Syndicate 4711	35,860	A+
Swiss Reinsurance America Corp	26,152	A+
Lloyds Syndicate 2987	25,301	A+
Aspen Insurance UK Limited	24,715	A
Top 10 Total	661,130
All Others	458,750
Total	$1,119,880

(1) This reinsurer facilitates our eMaxx captive. At December 31, 2025, we held collateral in a statutory trust of $235.2 million on our net reinsurance recoverables.
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
Our Senior Vice President (“SVP”), Chief Financial Officer (“CFO”) & Head of ERM - US Operations, oversees several critical ERM processes as well as chairing our cross-functional corporate ERM Committee. We formalize our own view of risk and solvency in terms of potential economic loss using our Economic Capital Model (“ECM”). We use the output of our ECM to measure potential earnings and capital loss for a range of scenarios. These outputs are measured against risk tolerances that are set out and updated annually by the ERM Committee and discussed with the Risk Committee of our Board of Directors. More specifically, our ECM provides a probabilistic modeled view of earnings and capital loss that brings together the potential loss from catastrophes, reserving, underwriting, market, credit risk, strategic and operational risks.
Aside from maintaining our ECM and overseeing our risk tolerance framework, our SVP, CFO & Head of ERM works with our ERM Committee to review and maintain a comprehensive risk register with accountabilities to ensure appropriate mitigations are in place and are monitored for any change. The top 10 risks are further identified and quantified by the SVP, CFO & Head of ERM and the ERM Committee and reviewed every quarter. The SVP, CFO & Head of ERM and the ERM Committee submit these reports to the Risk Committee on a regular basis.
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

Altogether, our ERM is at the center of our decision making and our day-to-day activities. It is a central component to our strategy to achieve market leading risk adjusted returns for our shareholders and to reinforce a culture of accountability, transparency, and sound judgment across the organization.
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
When a claim is reported, we establish a case reserve for the estimated amount of the ultimate payment after an appropriate assessment of coverage, damages and other investigation, as applicable. The estimate is based on our reserving practices and on the claims adjuster’s experience and knowledge of the nature and value of the specific type of claim. Case reserves are revised periodically based on subsequent developments associated with each claim. See the section entitled “Claims Management” included in this Item 1 for more information.
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
Competition
The specialty lines property & casualty insurance market consists of many markets and sub-markets. Each market is characterized by distinct customer needs and product and services to meet those needs, and specific economic and structural features. We face competition in our underwriting divisions from other specialty and standard insurers as well as program administrators. Competition is based on many factors including pricing of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed and reputation of claims payment, and the experience and reputation of the members of the underwriting and claims teams. Given the diversity of our underwriting divisions, our competition is broad and certain competitors may be specific to only a subset of our divisions. Some of our notable competitors include: Markel Corporation; W.R. Berkley Corporation; American Financial Group Inc.; Tokio Marine Holdings, Inc.; CNA Financial

Corporation; Hiscox, Ltd.; RLI Corp.; Intact Finance Corporation; Kinsale Capital Group, Inc; Arch Capital Group; and AXIS Capital Holdings, Ltd.
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
The following table sets forth the geographic distribution of our gross written premiums for the year ended December 31, 2025:

2025
Texas	10.7%
Pennsylvania	7.6
Florida	7.2
California	7.1
New York	6.3
Louisiana	6.1
Illinois	4.1
New Jersey	4.1
Georgia	3.8
Delaware	3.1
All other states and countries	39.9
Total	100.0%

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

Our organizational structure at December 31, 2025 is set forth below. Each entity is wholly-owned by its immediate parent:
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
Employees and Human Capital
As of December 31, 2025, we had approximately 611 employees. Our employees are not subject to any collective bargaining agreement, and we are not aware of any current efforts to implement such an agreement. We believe we have good working relations with our employees. We aim to be an employer of choice, and not just for insurance. As such, we strive to create a culture committed to fostering a rich diversity of thought, background and perspective.
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
•our use of derivatives to mitigate exposure to market price volatility may subject us to risks such as hedge ineffectiveness, basis risk, collateral and margin call liquidity pressures, and valuation uncertainty inherent in futures and options markets, any of which could adversely affect our financial condition; and
•the integration of Apollo may present unforeseen challenges, including potential difficulties in integrating technology systems, business processes, and risk management frameworks, which could result in operational disruptions, increased costs, or delays in realizing anticipated strategic benefits from the acquisition.
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
•pricing for our products, including the impact of hedging activities to protect against commodity price volatility;
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
The reinsurance contracts that we enter into to help manage our risks require us to pay premiums to the reinsurance carriers who will in turn reimburse us for a portion of covered policy claims. In many cases, a reinsurer will be called upon to reimburse us for policy claims many years after we paid insurance premiums to the insurer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our financial risk. However, our reinsurers may not pay claims we incur on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, political and/or regulatory prohibitions, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition. As of December 31, 2025, we had $1,119.9 million of reinsurance recoverables.
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
Severe weather conditions, including the effects of climate change, catastrophes, pandemic, as well as man-made events may adversely affect our business, results of operations and financial condition.
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
Our business is also exposed to the risk of pandemics, outbreaks, public health crises, and geopolitical and social events, and their related effects. While policy terms and conditions in the lines of business written by us would be expected to preclude coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate.
Additionally, changes in domestic and international programs and initiatives with respect to climate policy as well as federal, state, and local legislation and regulation based on concerns about climate change cannot be predicted but could have a material adverse effect on our business, operational results and financial results.
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
Our use of derivatives to mitigate exposure to market price volatility may subject us to risks such as hedge ineffectiveness, basis risk, collateral and margin call liquidity pressures, and valuation uncertainty inherent in futures and options markets, any of which could adversely affect our financial condition.
Our use of derivatives to mitigate exposure to market price volatility subjects us to risks that could adversely affect our financial condition and results of operations. These risks include hedge ineffectiveness due to imperfect correlation between derivatives and the underlying exposures, a recognized limitation in commodity market hedge theory; basis risk, where futures prices do not move in line with cash market prices relevant to our business; and liquidity pressures arising from margin call or collateral requirements associated with futures positions during adverse market movements. Additionally, reliance on market based models introduces valuation uncertainty that may cause hedges to perform differently than expected. Together, these factors may prevent our hedging strategies from effectively reducing volatility and could materially adversely impact our financial results.
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
Our insurance subsidiaries are part of an “insurance holding company system” within the meaning of applicable Texas statutes and regulations. As a result of such status, certain transactions between our insurance subsidiaries and one or more of their affiliates may not be affected unless the insurer has provided notice of that transaction to the Texas Department of Insurance. These prior notification requirements may result in business delays and additional business expenses. If our insurance subsidiaries fail to file a required notification or fail to comply with other applicable insurance regulations in Texas, we may be subject to significant fines and penalties and our working relationship with the Texas Department of Insurance may be impaired.
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
For example, on July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including the restoration of 100% bonus depreciation under Section 168(k) of the United States Internal Revenue Code of 1986, as amended (the “IRC”), the restoration of the immediate deduction of U.S. domestic research and experimental expenditures under Section 174A of the IRC, the restoration of the EBITDA-based business interest expense limitation under Section 163(j) of the IRC, and changes to the computation of taxes related to international operations. Based on our current analysis of these provisions, we do not believe these provisions will have a material impact on our business and our results of operations. However, regulations and other U.S. Internal Revenue Service guidance implementing the OBBBA may give rise to new issues that we did not foresee, and further changes to tax laws may be implemented. Therefore, there can be no assurance that our business will not be adversely affected by the OBBBA or any other tax law changes.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had gross federal income tax net operating losses, or NOLs, of approximately $40.3 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, or otherwise. These NOLs are set to expire beginning in 2032.
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
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that cash flows generated by our operations are insufficient to fund future operating requirements and cover claim losses, or that our capital position is adversely impacted by a decline in the fair value of our investment portfolio, losses from catastrophe events, adverse reserve development or otherwise, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, and the availability of reinsurance, market disruptions, and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. In any case, such securities may have rights, preferences and privileges that are senior to those of the shares of our common stock. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.
The availability of credit under the Revolving Credit Facility is subject to conditions that may limit our access.
Our access to credit under the Revolving Credit Facility is subject to the satisfaction of certain conditions. If we are unable to satisfy these conditions, we would be unable to borrow under the Revolving Credit Facility. The inability to borrow under the Revolving Credit Facility may adversely affect our liquidity, financial position and results of operations.
The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect our assets, financial position, and cash flows.
A breach of any of the covenants under the Term Loan Facility and Revolving Credit Facility could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
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
Computer viruses, hackers, employee misconduct, and other external hazards could expose our systems to security breaches, cyber-attacks or other disruptions. While we have implemented security measures designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be subject to breaches or interference and we, and our third-party service providers, will likely continue to experience cybersecurity incidents of varying degrees. For instance, we experienced a data incident in which attackers acquired certain of our data. We completed our investigation and determined that the breach is immaterial in nature. At this time, there is no evidence that a nation-state actor or global hacker was involved or that there has been any misuse of this information. Any future cybersecurity events may result in operational disruptions as well as unauthorized access to, the disclosure of, or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, or other damage to our business. In addition, SEC and state law requirements regarding general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
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
The rapid growth and development of artificial intelligence and machine learning may alter the competitive landscape in which we operate. Our employees utilize artificial intelligence for risk selection, pricing and claims handling to aid in their effectiveness and efficiency and we continue to research and implement artificial intelligence-based solutions in an effort to improve our business. Notwithstanding this, our competitive position may be harmed if competitors are able to leverage artificial intelligence solutions more quickly or more effectively. In addition, while we do not rely solely on information and analysis production through artificial intelligence in our decision making, if the content, analyses or recommendations that artificial intelligence applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Further, as artificial intelligence technology and products are continuously evolving, we may incur costs to adopt and deploy technologies that could become obsolete earlier than expected. There can be no assurance that we will realize the desired or anticipated benefits from artificial intelligence.
There is also uncertainty in the legal and regulatory landscape at the federal and state levels for the use of artificial intelligence, which is not fully developed. Any laws, regulations or industry standards adopted in response to the emergence of artificial intelligence may be burdensome, could entail significant costs, and may restrict or impede our ability to successfully develop, adopt and deploy artificial intelligence technologies efficiently and effectively.

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
Further, to the extent that we grow inorganically through acquisition the success of such acquisitions is dependent upon our ability to identify appropriate targets, negotiate transactions on favorable terms, complete transactions and successfully integrate the targets into our existing business. If acquisitions are made, we may not realize the anticipated benefits of such acquisitions, including but not limited to, revenue growth, operational efficiencies or expected synergies.
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
The acquisition and integration of Apollo may adversely affect our business, financial condition and results of operations.
On January 1, 2026, we completed the acquisition of Apollo. While the acquisition is expected to provide strategic benefits, expand our specialty insurance capabilities, and enhance our presence in the Lloyd’s market, the integration of Apollo into our business involves a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, and operating results. These risks include, but are not limited to:
•Integration Risks: The successful integration of Apollo’s operations, systems, technology platforms, and personnel with our own is subject to significant challenges. Difficulties in integrating Apollo may result in the diversion of management’s attention and resources, disruption of ongoing business, and the incurrence of unexpected costs or delays.
•Realization of Anticipated Benefits: There can be no assurance that we will realize the growth opportunities or other benefits from the acquisition within the expected time frame, or at all. Failure to achieve these benefits could adversely affect our results of operations and financial condition.
•Retention of Key Personnel and Customers: The success of the acquisition depends in part on our ability to retain key Apollo employees, partners, and customers. The loss of key personnel or business relationships could negatively impact the value of the acquired business and our overall operations.

•Cultural and Operational Differences: Apollo operates in the Lloyd’s market and has a distinct business culture and regulatory environment. Differences in business practices, risk appetite, and compliance requirements may create challenges in harmonizing policies and procedures across the combined organization.
•Financial and Accounting Risks: The acquisition may result in significant changes to our financial statements, including the recognition of goodwill and other intangible assets, which could be subject to future impairment. In addition, the acquired business may have undisclosed liabilities or risks that could adversely affect our financial results. Furthermore, as Apollo’s financial statements are currently prepared under U.K. GAAP, which will need to be converted to U.S. GAAP, which may require adjustments to accounting policies, estimates, and disclosures, potentially impacting reported balances and comparability with prior periods.
•Regulatory and Compliance Risks: The expansion of our operations into new jurisdictions and markets, including the Lloyd’s market, increases our exposure to regulatory scrutiny and compliance requirements. Failure to comply with applicable laws and regulations could result in fines, penalties, or other adverse consequences.
•Indebtedness and Financial Flexibility: In connection with the acquisition, we incurred additional indebtedness. Our ability to service this debt and comply with related covenants may be affected by events beyond our control, and could limit our financial flexibility or increase our cost of capital.
•Distraction from Ongoing Operations: The integration process may divert management’s attention from our existing business, which could negatively impact our ongoing operations and financial performance.
If we are unable to successfully integrate Apollo, realize the anticipated benefits of the acquisition, or manage the risks associated with the expanded business, our business, financial condition, and results of operations could be materially and adversely affected.
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
As a public company, and particularly as a large accelerated filer, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the federal securities laws, including the Sarbanes-Oxley Act, the Dodd-Frank Act, and rules and regulations subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. These rules and regulations increase our legal and financial compliance costs, make certain activities more time-consuming and costly, and require our management and other personnel to devote a substantial amount of time to compliance initiatives. Despite our best efforts, we may not be able to produce reliable financial statements or file such financial statements as part of a periodic report in a timely manner with the SEC or comply with Nasdaq listing requirements.
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
We had identified a material weakness in our internal control over information technology general controls (“ITGCs”) as of December 31, 2024, which was remediated as of December 31, 2025. If we fail to maintain an effective system of internal controls, the market price of our common stock could be adversely affected.
The effectiveness of any controls or procedures is subject to certain inherent limitations, and as a result, there can be no assurance that our controls and procedures will prevent or detect misstatements. Even an effective system of internal control over ITGCs will provide only reasonable, not absolute, assurance with respect to ITGCs.
With the participation of our Chief Executive Officer, our Chief Financial Officer and our Chief Information and Technology Officer, management identified control deficiencies over ITGCs during the fiscal year ended December 31, 2024, that constituted a material weakness as described within “ITEM 9A. CONTROLS & PROCEDURES” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
We have taken measures to remediate the material weakness described herein and believe that it has been remediated. However, if management identifies additional material weaknesses or significant deficiencies in our internal controls or disclosure controls, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If the financial statements are not filed on a timely basis, we could be subject to adverse action by shareholders, Nasdaq, the SEC or other regulatory authorities. The existence of material weaknesses or significant deficiencies in internal controls could adversely affect our reputation or investor perceptions, which could have a negative effect on the trading price of our common shares. In addition, we may incur additional costs to remediate material weaknesses or significant deficiencies in our internal controls.
We cannot make assurances that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal controls. In the future, current controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of the financial statements.
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
The securities markets have from time-to-time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. As a result of these factors, investors in our common stock may not be able to resell their shares at or above their purchase price. These broad market fluctuations, as well as general market, economic and political conditions, such as recessions, loss of investor confidence or interest rate changes, may negatively affect the market price of our common stock.
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
Anti-takeover provisions in our organizational documents could prevent or delay a change of control that is beneficial to shareholders and limit our share price.
Provisions of our certificate of incorporation and by-laws, as well as applicable Delaware law, federal and state regulations and insurance company regulations may discourage, delay or prevent a merger, tender offer or other change of control that holders of our securities may consider favorable. Some of these provisions impose various procedural and other requirements that could make it more difficult for shareholders to affect certain corporate actions. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares began trading on the NASDAQ Global Select Market under the symbol “SKWD” on January 13, 2023. Prior to that time, there was no public market for our common shares. As of February 26, 2026, there were approximately 117 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”) and is incorporated herein by reference. See Part III for information on securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Equity Securities
Set forth below is information regarding securities issued or granted by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.
On January 1, 2026, pursuant to the Apollo SPAs (as defined below), we paid approximately $555.0 million in connection with the Apollo acquisition, which included (i) $371.0 million in cash and (ii) the issuance of 3,679,332 unregistered shares of the Company’s common stock.
Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period beginning January 13, 2023 (the date our common stock began trading on Nasdaq) through December 31, 2025.
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

$300.00
$250.00
$200.00
$150.00
$100.00
January 13, 2023
December 31, 2023
December 31, 2024
December 31, 2025
Skyward Specialty Insurance Group, Inc.
Nasdaq Composite Index
Nasdaq Insurance Index

	January 13, 2023	December 31, 2023	December 31, 2024	December 31, 2025
Skyward Specialty Insurance Group, Inc.	$100.00	$177.38	$264.61	$267.59
Nasdaq Composite Index	$100.00	$135.49	$174.30	$209.78
Nasdaq Insurance Index	$100.00	$103.37	$128.30	$127.60

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
Our portfolio of insured risks is highly diversified — we insure customers operating in a wide variety of industries; we distribute through multiple channels; we write multiple lines of business, including general liability, excess liability, professional liability (which includes cyber and media liability insurance), commercial auto, group accident and health, property, agriculture, credit, surety and workers’ compensation; we insure both short and medium duration liabilities; and our business mix is principally primary insurance and balanced between E&S and admitted markets. A portion of our business is specialty reinsurance (principally agriculture and credit) which is similarly focused on attractive specialty classes where we believe it is more efficient to approach these classes through reinsurance given factors such as cost of entry, including the costs of geographic expansion. All of these factors enable us to respond to market opportunities and dislocations by deploying capital with attractive risk-adjusted returns. We believe this diversification, which includes businesses not typically aligned with traditional P&C pricing cycles, combined with our underwriting and claims expertise, will more consistently produce strong growth and profitability across all insurance pricing cycles.
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
On September 2, 2025, we entered into two share purchase agreements (the "Apollo Majority SPAs") with institutional and management shareholders, respectively, of Apollo Group Holdings Limited ("Apollo") (the "Majority Sellers"). Pursuant to the Apollo Majority SPAs and in accordance with the terms and subject to the conditions therein, we agreed to acquire all of the issued shares of Apollo held by the Majority Sellers, representing approximately 87% of the issued share capital of Apollo. In addition, closing of the transaction ("Closing") was conditioned upon our acquiring 100% of the issued share capital of Apollo (the “Acquisition”) at Closing pursuant to additional short-form share purchase agreements (the "Apollo Minority SPAs" and together with the Apollo Majority SPAs, the "Apollo SPAs") with the remaining minority shareholders of Apollo (the "Minority Sellers" and together with the Majority Sellers, the "Sellers"). The consideration for the entire issued share capital of Apollo under the Apollo SPAs was $555.0 million, which included (i) $371.0 million in cash (the “Cash Consideration”) and (ii) the issuance of 3,679,332 shares of the Company’s common stock. In connection with the Apollo SPAs, on December 30, 2025, we entered into a Term Loan Credit Agreement (the “Facility”) we the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Barclays Bank PLC, as Administrative Agent (the “Agent”), and the Agent, Truist Securities, Inc., Citizens Bank, N.A. and Texas Capital Bank as joint lead arrangers, joint book runners and co-syndication agents for the Tranche B Term Facility. The facility includes (a) an unsecured senior delayed draw term loan facility in the aggregate principal amount of $150.0 million (the “Tranche A Term Facility”) and (b) an additional unsecured senior delayed draw term loan facility in the aggregate principal of $150.0 million. The acquisition closed on January 1, 2026. The consideration for the transaction was satisfied by the issuance of common stock of the Company to certain sellers and the remainder in cash. As of December 31, 2025, we recognized $14.0 million in transaction expenses associated with the transaction.

Results of Operations
The following table summarizes our results for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
($ in thousands)	2025	2024
Gross written premiums	$2,166,236	$1,743,232
Ceded written premiums	(760,004)	(619,654)
Net written premiums	$1,406,232	$1,123,578
Net earned premiums	$1,304,505	$1,056,722
Commission and fee income	6,855	6,703
Losses and LAE	795,022	669,809
Underwriting, acquisition and insurance expenses	377,359	311,757
Underwriting income(1)	$138,979	$81,859

Net investment income	$83,619	$80,600
Net investment gains	$22,149	$6,342
Income before income taxes	$216,424	$152,739
Net income	$170,028	$118,828
Adjusted operating income(1)	$167,372	$126,582

Loss and LAE ratio	60.9%	63.4%
Expense ratio	28.4%	28.9%
Combined ratio	89.3%	92.3%

Adjusted loss and LAE ratio(1)	NM(2)	62.3%
Expense ratio	NM(2)	28.9%
Adjusted combined ratio(1)	NM(2)	91.2%

Return on equity	18.9%	16.3%
Return on tangible equity(1)	20.9%	18.6%
Adjusted return on equity(1)	18.6%	17.4%
Adjusted return on tangible equity(1)	20.6%	19.8%

(1) See “Reconciliation of Non-GAAP Financial Measures” in this Item 7
(2) Not meaningful
Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income
The following table provides a reconciliation of adjusted operating income to net income for the years ended December 31, 2025 and 2024:

	2025		2024
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$216,424	$170,028	$152,739	$118,828
Less (add):
Net investment gains	22,149	17,401	6,342	5,010
Net impact of LPT	—	—	(11,598)	(9,162)
Transaction costs	(14,019)	(11,014)	—	—
Other loss	(587)	(461)	(167)	(132)
Other expenses	(4,162)	(3,270)	(4,392)	(3,470)
Adjusted operating income	$213,043	$167,372	$162,554	$126,582

Underwriting Income
The following table provides a reconciliation of underwriting income to income before federal income tax expense for the years ended December 31, 2025 and 2024:

($ in thousands)	2025	2024
Income before income taxes	$216,424	$152,739
Add:
Interest expense	7,919	9,496
Amortization expense	1,636	2,007
Transaction costs	14,019	—
Other expenses	4,162	4,392
Less (add):
Net investment income	83,619	80,600
Net investment gains	22,149	6,342
Other loss	(587)	(167)
Underwriting income	$138,979	$81,859

Adjusted Loss Ratio / Adjusted Combined Ratio
The following table provides a reconciliation of the adjusted loss and LAE ratio and adjusted combined ratio to the loss and LAE ratio and combined ratio for the year ended December 31, 2024:

($ in thousands)	2024
Net earned premiums	$1,056,722

Losses and LAE	669,809
Pre-tax net impact of loss portfolio transfer	(11,598)
Adjusted losses and LAE	$658,211

Loss ratio	63.4%
Less: Net impact of LPT	1.1%
Adjusted loss ratio	62.3%

Combined ratio	92.3%
Less: Net impact of LPT	1.1%
Adjusted combined ratio	91.2%

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the years ended December 31, 2025 and 2024:

($ in thousands)	2025	2024
Stockholders’ equity	$1,009,565	$793,999
Less: Goodwill and intangible assets	88,040	87,348
Tangible stockholders’ equity	$921,525	$706,651

Adjusted Return on Equity
The following table provides a reconciliation of adjusted return on equity to return on equity for the years ended December 31, 2025 and 2024:

($ in thousands)	2025	2024
Numerator: adjusted operating income	$167,372	$126,582
Denominator: average stockholders’ equity	$901,782	$727,515
Adjusted return on equity	18.6%	17.4%

Return on Tangible Equity
Return on tangible equity for the years ended December 31, 2025 and 2024 reconciles to return on equity as follows:

($ in thousands)	2025	2024
Numerator: net income	$170,028	$118,828
Denominator: average tangible stockholders’ equity	$814,088	$639,624
Return on tangible equity	20.9%	18.6%

Adjusted Return on Tangible Equity
Adjusted return on tangible equity for the years ended December 31, 2025 and 2024 reconciles to return on equity as follows:

($ in thousands)	2025	2024
Numerator: adjusted operating income	$167,372	$126,582
Denominator: average tangible stockholders’ equity	$814,088	$639,624
Adjusted return on tangible equity	20.6%	19.8%

Underwriting Results
Premiums
The following tables present gross written premiums by underwriting division for the years ended December 31, 2025 and 2024:

($ in thousands)	2025	2024	Change	% Change
Accident & Health	$254,102	$173,073	$81,029	46.8%
Agriculture and Credit (Re)insurance	346,212	118,070	228,142	193.2%
Captives	275,694	241,902	33,792	14.0%
Construction & Energy Solutions	274,318	296,582	(22,264)	(7.5%)
Global Property	178,128	201,796	(23,668)	(11.7%)
Professional Lines	149,231	159,785	(10,554)	(6.6%)
Specialty Programs	322,705	218,407	104,298	47.8%
Surety	168,148	143,965	24,183	16.8%
Transactional E&S	197,779	189,669	8,110	4.3%
Total gross written premiums(1)	$2,166,317	$1,743,249	$423,068	24.3%
(1) Excludes exited business
The year-over-year increase of $423.1 million in gross written premiums, when compared to 2024, was primarily driven by growth from the agriculture and credit (re)insurance division due to (i) new opportunities in dairy and livestock and crop, and (ii) growth in our credit portfolio which we started writing in the fourth quarter of 2024. Specialty programs, accident & health, surety and captives also contributed meaningfully to the growth in 2025. The growth in specialty programs was primarily due to the addition of two new programs in 2025. The growth in accident and health was primarily driven by the acquisition of more high deductible accident and health captives when compared to 2024. The increase in surety was primarily due to market expansion in both commercial and contract bonds. The growth in the captives division was primarily due to rate increases and new business.
Partially offsetting the growth in gross written premiums were decreases in our global property, construction and energy solutions and professional lines divisions due to (i) continued downward pricing pressure in the global property market, although retention remained steady, and (ii) the exit of unprofitable lines in construction and energy solutions and professional lines during 2025.
Net written premiums were $1,406.2 million compared to $1,123.6 million in 2024, an increase of $282.7 million, or 25.2%. The increase in net written premiums was primarily driven by the same reasons that drove the increase in gross written premiums discussed above.
Net earned premiums for 2025 were $1,304.5 million compared to $1,056.7 million for 2024, an increase of $247.8 million, or 23.4%. The increase in net earned premiums was primarily driven by the same reasons that drove the increase in gross written premiums discussed above.
For additional information regarding our reinsurance programs, see the discussion included in “Item 1 Business - Reinsurance”.
Losses and LAE
The following tables set forth the components of the loss and LAE ratios and adjusted loss and LAE ratios for the years ended December 31, 2025 and 2024:

	2025		2024
($ in thousands)	Losses and LAE	% of Net Earned Premiums	Losses and LAE	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$786,949	60.3%	$640,257	60.6%
Cat loss and LAE(1)	15,548	1.2%	17,954	1.7%
Prior accident year development	(7,475)	(0.6)%	11,598	1.1%
Total losses and LAE	$795,022	60.9%	$669,809	63.4%

(1) Current accident year
The 2025 loss ratio improved 2.5 points when compared to 2024, primarily due to favorable prior accident year development compared to adverse development due to the net impact of the LPT in 2024. The non-cat loss and LAE ratio for 2025 improved 0.3 points when compared to 2024, primarily driven by the shift in the mix of business. The 2025 cat loss and LAE ratio improved 0.5 points when compared to 2024, which was impacted by Hurricanes Helene and Beryl in the third quarter of 2024 and Hurricane Milton in the fourth quarter of 2024.
Losses and LAE Development
The following table sets forth the presentation of the development of the ultimate liability by accident year for the years ended December 31, 2025 and 2024:

($ in thousands)	Development
	(Favorable) Adverse
Accident Year	2025	2024
Prior	$2,808	$24,929
2021	9,590	978
2022	2,300	(1,479)
2023	(16,515)	1,300
2024	(5,658)	—
Total	$(7,475)	$25,728
Reserve development on losses subject to LPT	$—	$25,300
Reserve development on losses excluding losses subject to LPT	$(7,475)	$428

For the year ended December 31, 2025, we recognized favorable development related to prior years’ loss and loss expense reserves of $7.5 million due to favorable development of $24.6 million and $5.3 million in short-tail/monoline specialty lines and multi-line solutions, respectively, partially offset by $22.4 million of adverse development in exited lines. The adverse development is primarily attributable to commercial auto and excess over auto in divisions that we have non-renewed or significantly reduced our exposure over the past three years. This was offset by favorable development in surety and property.
For the year ended December 31, 2024, we recognized adverse development related to prior years’ loss and loss expense reserves of $25.7 million; $10.1 million and $15.2 million in multi-line solutions and exited lines, respectively, were related to losses previously subject to the LPT from accident years 2018 and prior.
Expense Ratio
The following tables set forth the components of the expense ratios for the years ended December 31, 2025 and 2024:

	2025		2024
($ in thousands)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Net policy acquisition expenses	$195,422	15.0%	$149,975	14.2%
Other operating and general expenses	181,937	13.9%	161,782	15.3%
Underwriting, acquisition and insurance expenses	377,359	28.9%	311,757	29.5%
Less: commission and fee income	(6,855)	(0.5%)	(6,703)	(0.6%)
Total net expenses	$370,504	28.4%	$305,054	28.9%

The expense ratio for 2025 improved 0.5 points when compared to 2024, primarily due to earnings leverage, partially offset by higher acquisition costs due to the business mix shift.
Investment Results
The following table sets forth the components of net investment income and net investment gains (losses) for the years ended December 31, 2025 and 2024:

$ in thousands	2025	2024
Short-term investments & cash and cash equivalents	$15,877	$17,643
Fixed income	77,888	57,631
Equities	1,380	2,745
Alternative and strategic investments	(11,526)	2,581
Net investment income	$83,619	$80,600
Net unrealized (losses) gains on securities still held	$(1,555)	$7,921
Net realized gains (losses)	23,704	(1,579)
Net investment gains	$22,149	$6,342

Net investment income for the year ended 2025 increased $3.0 million when compared to 2024.
The increase in income from our fixed income portfolio for 2025, when compared to 2024, was due to (i) a larger asset base as we continued to increase our allocation to this part of our investment portfolio and (ii) a higher book yield of 5.4% at December 31, 2025 compared to 5.2% at December 31, 2024. The decrease in income from short-term investments & cash and cash equivalents for 2025 when compared to 2024 was due to an overall decrease in yields. The decrease in income from our alternative and strategic investments portfolio in 2025 when compared to 2024 due to a decline in the fair value of limited partnership investments. The decrease in income from equities was due to the sale of the equity portfolio in the third quarter of 2025.

Investments
Composition of Investment Portfolio
The following table sets forth the components of our investment portfolio at carrying value at December 31, 2025 and 2024:

	2025		2024
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Cash and cash equivalents	$168,544	6.8%	$121,603	6.1%
Short-term investments	264,299	10.7%	274,929	13.8%
Fixed income	1,866,205	75.6%	1,318,708	66.2%
Equities	1,174	0.1%	106,254	5.3%
Alternative and strategic investments	168,837	6.8%	170,929	8.6%
Total portfolio	$2,469,059	100.0%	$1,992,423	100.0%

Fixed income
Our fixed income portfolio primarily consists of investment grade fixed income securities, which are predominantly highly-rated and liquid bonds, and commercial mortgage loans.
The following table sets forth the components of our fixed income securities at December 31, 2025 and 2024:

	2025		2024
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
U.S. government securities	$44,468	2.4%	$26,486	2.0%
Corporate securities and miscellaneous	636,387	34.1%	425,628	32.3%
Municipal securities	102,116	5.5%	84,716	6.4%
Residential mortgage-backed securities	486,587	26.1%	393,833	29.9%
Commercial mortgage-backed securities	73,050	3.9%	69,364	5.2%
Other asset-backed securities	513,695	27.5%	292,191	22.2%
Total fixed income portfolio, available-for-sale	1,856,303	99.5%	1,292,218	98.0%
Commercial mortgage loans	$9,902	0.5%	$26,490	2.0%
Total fixed income portfolio	$1,866,205	100.0%	$1,318,708	100.0%

The weighted average credit rating of our available-for-sale fixed income portfolio was “A+” at December 31, 2025 and “AA-” at December 31, 2024. The following table sets forth the credit quality of our available-for-sale fixed income portfolio at December 31, 2025 and 2024:

	2025		2024
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$286,563	15.4%	$483,099	37.3%
AA	548,030	29.6%	141,177	10.9%
A	620,813	33.5%	429,703	33.3%
BBB	379,586	20.4%	216,602	16.8%
BB and Lower	21,311	1.1%	21,637	1.7%
Total fixed income portfolio, available-for-sale	$1,856,303	100.0%	$1,292,218	100.0%

Our commercial mortgage loans are primarily senior loans on real estate across the U.S.
The average duration of our fixed income portfolio was approximately 3.60 years and 4.34 years, respectively, as of December 31, 2025 and 2024.

Equities
The equities portfolio primarily consisted of domestic preferred stocks, common equities, exchange traded funds, limited partnerships, limited liability corporations and other types of equity interests, 100.0% of which were publicly traded. During the third quarter of 2025, we sold almost all of our equities portfolio, retaining only our preferred stocks.
The following table sets forth the components of our equities portfolio by security type at December 31, 2025 and 2024:

	2025		2024
($ in thousands)	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
Domestic common equities	$—	—%	$70,665	66.5%
International common equities	—	—%	34,425	32.4%
Preferred stock	1,174	100.0%	1,164	1.1%
Equities	$1,174	100.0%	$106,254	100.0%

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of debt instruments in our core fixed income and opportunistic fixed income portfolios. Our risk management strategy and investment policy is to invest primarily in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2025, our fixed income portfolio had an average rating of “A+,” with approximately 78.5% of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade fixed income securities which are high quality and liquid, providing a stable income stream, supplemented by opportunistic fixed income and equity securities, with the objective of further enhancing the portfolio’s diversification and risk-adjusted returns. At December 31, 2025, approximately 1.1% of our fixed income portfolio was unrated or rated below investment-grade. Through our investment managers, we monitor the financial condition of all of the issuers of securities in our portfolio.
In addition, we are subject to credit risk with respect to our third-party reinsurers. Although our third-party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue, and we might not collect amounts recoverable from our reinsurers. We address this credit risk by seeking to purchase reinsurance from reinsurers that are rated at least “A-” (Excellent) or better by A.M. Best. We also perform, along with our reinsurance broker, periodic credit reviews of our reinsurers. At December 31, 2025, 98% of our reinsurance recoverables were either derived from reinsurers rated “A-” (Excellent) by A.M. Best, or better, or were collateralized through funds held, trusts and letters of credit by the reinsurer. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed income securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our securities decreases. Conversely, as interest rates fall, the fair value of our securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio in directional relation to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our core fixed income investment portfolio after consideration of the estimated duration of our liabilities and other factors. Our fixed maturity securities had a weighted average effective duration of 3.6 years as of December 31, 2025.
We had fixed income securities that were subject to interest rate risk with a fair value of $1,856.3 million at December 31, 2025. Our opportunistic fixed income securities are excluded from our interest rate sensitivity analysis as they are primarily floating rate and treated as held to maturity securities.
The following table sets forth what changes might occur in the value of our core fixed income portfolio given hypothetical changes in interest rates as of December 31, 2025:

($ in thousands)	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
300 basis point increase	$1,654,474	$(201,829)	(10.9)%
200 basis point increase	$1,721,816	$(134,487)	(7.2)%
100 basis point increase	$1,789,092	$(67,211)	(3.6)%
No change	$1,856,303	$—	0.0%
100 basis point decrease	$1,923,448	$67,145	3.6%
200 basis point decrease	$1,990,528	$134,225	7.2%
300 basis point decrease	$2,057,542	$201,239	10.8%

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
Equity price risk
Equity price risk represents the potential economic losses due to adverse changes in equity security prices. At December 31, 2025, approximately 0.1% of the fair value of our investment portfolio (excluding cash and cash equivalents and short-term investments) was invested in equity securities. During the third quarter of 2025, we sold almost all of our equities portfolio, retaining only our preferred stocks.
Other Items
Income Taxes
Income tax expense for the year ended December 31, 2025 was $46.4 million, compared to $33.9 million, for the year ended December 31, 2024. Our effective tax rate for the year ended December 31, 2025 was 21.4%, compared to 22.2%, for the year ended December 31, 2024.
See Note 13, “Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K for a reconciliation between our actual federal income tax expense and the amount computed at the indicated statutory rate for the years ended December 31, 2025 and 2024.
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
Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. Our insurance subsidiaries did not pay dividends to us for the years ended December 31, 2025 and 2024. See Note 23, “Statutory Accounting Principles and Regulatory Matters” to our consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding our insurance companies.
At December 31, 2025, our holding company had $3.5 million in cash and investments compared to $2.9 million at December 31, 2024.
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
The timing of our cash flows from operating activities can vary amongst periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, and as a result their timing can influence cash flows from operating activities in any given period. Management believes that cash receipts from premiums and proceeds from investment income are sufficient to cover cash outflows in the foreseeable future.
The following table sets forth our cash flows for the years ended December 31, 2025 and 2024:

($ in thousands)	2025	2024
Cash and cash equivalents provided by (used in):
Operating activities	$408,076	$305,115
Investing activities	(366,898)	(243,694)
Financing activities	411	(4,232)
Change in cash and cash equivalents and restricted cash	$41,589	$57,189

The increase in cash provided by operating activities in 2025 when compared to 2024 was primarily due to an increase in cash inflows from our insurance operations. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
Net cash used in investing activities in 2025 was primarily driven by purchases of fixed maturity securities, partially offset by sales and maturities of investment securities. Net cash used in investing activities in 2024 was driven by purchases of fixed maturity securities, partially offset by sales and maturities of investment securities and sales of short-term investments.
Credit Agreements
FHLB Loan
On August 30, 2024, we entered into a loan (the “FHLB Loan”) with the Federal Home Loan Bank of Dallas (the “FHLB”) pursuant to its Advances and Security Agreement. The FHLB Loan is a 4.5-year term loan in the principal amount of $57.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 4.00%. The FHLB Loan is fully secured by a pledge of specific investment securities of HSIC. We used the proceeds to fund redemptions of the draws on the 2023 Revolving Credit Facility (see “Revolving Credit Facility” below for additional information regarding the redemption).
Term Loan Facility
During the fourth quarter of 2025, we entered into a Term Loan Credit Agreement (the “Term Loan Facility”) with a syndicate of participating banks The Term Loan Facility includes (a) an unsecured senior delayed draw term loan facility (“DDTL”) in the aggregate principal amount of $150.0 million (the “Tranche A DDTL”) and (b) an additional unsecured senior DDTL in the aggregate principal amount of $150.0 million (the “Tranche B DDTL”) and together with the Tranche A DDTL, the “Term Loan Facility”).
We used the Term Loan Facility to fund a portion of the consideration of the acquisition of Apollo Group Holdings Limited (“Apollo”) and related transaction fees and expenses. Amounts drawn under the Term Loan Facility will bear interest at either term SOFR plus a margin, which will range from 150 basis points to 190 basis points, or the base rate plus a margin, which will range from 50 basis points to 90 basis points, each depending on our debt to capitalization ratio. SOFR will be calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate will be the highest of (i) the Agent’s then-current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, we will also pay a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Facility, depending on our debt to capitalization ratio. The Tranche A DDTL matures on January 1, 2028 and the Tranche B DDTL matures on July 2, 2029. On December 30, 2025, we drew $150 million of the Tranche A DDTL and $150 million of the Tranche B DDTL for the acquisition of Apollo on January 1, 2026.
The Term Loan Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness exceeding $10.0 million and on our ability to make distributions to our stockholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants, including financial covenants relating to our minimum consolidated net worth, maximum total debt to capitalization, minimum A.M. Best rating and minimum liquidity, as well as customary events of default. As of December 31, 2025, we were in compliance with all covenants.
The Term Loan Facility is unsecured. In connection with the Credit Agreement, during the fourth quarter of 2025, we and the subsidiary guarantors party thereto, entered into a guaranty agreement, pursuant to which our obligations under the Term Loan Facility are guaranteed by us and our existing wholly-owned subsidiaries and subsequently acquired or organized subsidiaries, excluding insurance company subsidiaries and subject to certain other exceptions.
Revolving Credit Facilities
During the fourth quarter of 2025, we entered into a Credit Agreement (the “Revolving Credit Facility”) with a syndicate of participating banks. The Revolving Credit Facility is unsecured and provided us with up to an initial maximum principal amount of $150.0 million which was increased to $250.0 million on the closing date of our acquisition of Apollo. Also, during the fourth quarter of 2025, we amended the Revolving Credit Facility to permit the funding of certain revolving loans in connection with the acquisition of Apollo, among other things.
We initially drew $43.0 million, which was used to redeem our prior revolving credit facility (described below). On December 30, 2025, we drew an additional $71.5 million which was used for the consideration paid for the acquisition. The proceeds from the draws on the Term Loan Facility and the draw of the Revolving Credit Facility are presented net with the liabilities on the Consolidated Balance Sheets for the year ended December 31, 2025. The proceeds were used for the acquisition of Apollo on January 1, 2026.
Interest on the Revolving Credit Facility is payable quarterly. Amounts drawn under the Facility bear interest at either term SOFR plus a margin, which range from 150 and 190 basis points, or the base rate plus a margin, which range from 50 basis points to 90 basis points, each depending on our debt to capitalization ratio. SOFR will be calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate will be the highest of (i) the Agent’s then current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, we will also pay a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Facility, depending on our debt to capitalization ratio. The availability period under the Facility will terminate on November 12, 2030.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity, as well as customary events of default. As of December 31, 2025, we were in compliance with all covenants.
During the first quarter of 2023, we entered into an agreement to obtain a unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of participating banks. The 2023 Revolving Credit Facility provided us with up to a $150.0 million revolving credit facility and a letter of credit sub-facility of up to $30.0 million. On November 13, 2025, we redeemed the 2023 Revolving Credit Facility, paid $0.3 million of accrued interest and recognized $0.6 million of expense for the remaining unamortized deferred financing costs.
Debentures
In May 2019, we entered into an agreement to issue unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the Notes is fixed at 7.25% for the first 8 years and fixed at 8.25% thereafter. Early retirement of the debt ahead of the 8-year commitment requires all interest payments to be paid in full as well as the return of outstanding principal. Principal is due at maturity on May 24, 2039 and interest is payable quarterly. The Notes have junior priority to all previously issued debt. We report debt related to the Notes in our December 31, 2025 and 2024 Consolidated Balance Sheets, net of debt issuance costs of approximately $0.4 million and $0.5 million, respectively. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
Share Repurchase Program
In October 2024, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including through Rule 10b5-1 trading plans. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The share repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. As of December 31, 2025, no shares have been repurchased under this plan.
Contractual Obligations and Commitments
The following table sets forth our contractual obligations and commercial commitments by due date as of December 31, 2025:

	Payments due by period
($ in thousands)	Total	Less Than One Year	One Year or More
Reserves for losses and LAE	$2,318,894	$524,329	$1,794,565
Long-term debt	548,500	—	548,500
Interest on debt obligations	107,070	26,828	80,242
Total	$2,974,464	$551,157	$2,423,307

Reserves for losses and LAE represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. Estimating reserves for losses and LAE is based on various complex and subjective judgments. Actual losses and settlement expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on our own, industry and peer group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period will be significantly different than the amounts disclosed above. Amounts disclosed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and LAE are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and LAE totaled $1,119.9 million and $857.9 million at December 31, 2025 and December 31, 2024, respectively.
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
Reserves for unpaid losses and LAE
The reserves for unpaid losses and LAE is the largest and most complex estimate in our Consolidated Balance Sheets. The reserves for unpaid losses and LAE represent our estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust these losses that have occurred as of or before the balance sheet date. We do not discount our reserves for losses and LAE to reflect estimated present value. We estimate the reserves using individual case-basis valuations of reported claims and statistical analyses and various actuarial procedures. Those estimates are based on our historical information, industry and peer group information and our estimates of future trends in variable factors such as loss severity, loss frequency and other factors such as inflation. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Additionally, during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and the related LAE may vary significantly from the estimate included in our financial statements.
We categorize our reserves for unpaid losses and LAE into two types: case reserves and IBNR.
The following table sets forth our gross and net reserves for unpaid losses and LAE at December 31, 2025 and 2024:

	2025				2024
($ in thousands)	Gross	% of Total	Net	% of Total	Gross	% of Total	Net	% of Total
Case reserves	$625,710	27.0%	$362,291	25.9%	$567,192	31.8%	$342,612	30.8%
IBNR	1,693,184	73.0%	1,035,438	74.1%	1,215,191	68.2%	768,925	69.2%
Total	$2,318,894	100.0%	$1,397,729	100.0%	$1,782,383	100.0%	$1,111,537	100.0%

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
Our Reserve Committee includes our Chief Actuary, Chief Reserving Actuary, Chief Financial Officer and Chief Claims Officer. The Reserve Committee meets quarterly to review the actuarial reserving recommendations made by the Chief Actuary and uses their judgment to determine the best estimate to be recorded for the reserve for losses and LAE on our balance sheet. In establishing the quarterly actuarial recommendation for the reserves for losses and LAE, our actuary estimates an initial expected ultimate loss ratio for each of our underwriting divisions. Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, is considered in setting our reserves.
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
The actuarial review considers multiple actuarial methods to estimate the reserve for losses and LAE. These methods include paid and incurred loss development methods, paid and incurred Bornhuetter-Ferguson methods, paid and incurred loss ratio cape cod methods and frequency and severity methods. In circumstances where one actuarial method is considered more credible than the others, that method is used to set the point estimate. For example, the paid loss and incurred loss development methods rely on historical paid and incurred loss data. For new lines of business, where there is insufficient history of paid and incurred claims data, or in circumstances where there have been significant changes in claim practices, the paid and incurred loss development methods would be less credible than other actuarial methods. The actuarial point estimate may also be based on a judgmental weighting of estimates produced from each of the methods considered. These methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures.
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
A 5% change in net IBNR would result in a $51.8 million change in our reserves for losses and LAE and a $40.9 million change in net income and stockholders’ equity.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 requires public companies, on an annual basis, provide enhanced rate reconciliation disclosures, including disclosures of specific categories and additional information that meet a quantitative threshold. This update also requires public companies to, among other things, disaggregate income taxes paid by federal, state and foreign taxes. The guidance became effective for fiscal years beginning after December 15, 2024. This update is applied prospectively. We have added additional disclosures as required by ASU 2023-09. There was no impact to the consolidated financial statements.
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

Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Skyward Specialty Insurance Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Skyward Specialty Insurance Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Skyward Specialty Insurance Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
March 2, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Skyward Specialty Insurance Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Skyward Specialty Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
At December 31, 2025, the Company’s reserves for unpaid losses and loss adjustment expenses (LAE) was $2.3 billion, of which a significant portion represents incurred but not reported reserves (IBNR). As described in Note 1 of the consolidated financial statements, the reserves for unpaid losses and LAE represents the Company’s estimated ultimate cost of all unreported and reported but unpaid insured claims and the cost to adjust the losses that have been incurred as of the balance sheet date. The Company estimates the reserves for unpaid losses and LAE using individual case-basis valuations of reported claims and statistical analyses and various actuarial procedures. Those estimates are based on historical information, industry and peer group information, and estimates of trends in factors such as loss severity, loss frequency, and other factors such as inflation.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s process for estimating losses and loss adjustment expense reserves. This included, among others, the review and approval processes management has in place for the methods and assumptions used in estimating the reserves for losses and loss adjustment expenses.
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
Houston, Texas
March 2, 2026

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
($ in thousands, except share and per share amounts)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (net of allowance for credit losses of $7,000 and $0, respectively) (amortized cost of $1,848,755 and $1,320,266, respectively)	$1,856,303	$1,292,218
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $468 and $243, respectively)	32,822	39,153
Equity securities, at fair value	1,174	106,254
Mortgage loans, at fair value	9,902	26,490
Equity method investments	77,365	98,594
Other long-term investments	58,650	33,182
Short-term investments, at fair value	264,299	274,929
Total investments	2,300,515	1,870,820
Cash and cash equivalents	168,544	121,603
Restricted cash	30,570	35,922
Premiums receivable, net	544,217	321,641
Reinsurance recoverables, net	1,119,880	857,876
Ceded unearned premium	238,948	203,901
Deferred policy acquisition costs	136,100	113,183
Deferred income taxes	27,865	30,486
Goodwill and intangible assets, net	88,040	87,348
Other assets	137,173	86,698
Total assets	$4,791,852	$3,729,478
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$2,318,894	$1,782,383
Unearned premiums	774,035	637,185
Deferred ceding commission	46,453	40,434
Reinsurance and premium payables	279,888	177,070
Funds held for others	128,003	102,665
Accounts payable and accrued liabilities	115,034	76,206
Notes payable	100,411	100,000
Subordinated debt, net of debt issuance costs	19,569	19,536
Total liabilities	3,782,287	2,935,479
Stockholders’ equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 40,511,222 and 40,127,908 shares issued and outstanding, respectively	405	401
Additional paid-in capital	730,555	718,598
Accumulated other comprehensive income (loss)	11,457	(22,120)
Retained earnings	267,148	97,120
Total stockholders’ equity	1,009,565	793,999
Total liabilities and stockholders’ equity	$4,791,852	$3,729,478

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Years Ended December 31,
($ in thousands, except share and per share amounts)	2025	2024	2023
Revenues:
Net earned premiums	$1,304,505	$1,056,722	$829,143
Commission and fee income	6,855	6,703	6,064
Net investment income	83,619	80,600	40,340
Net investment gains	22,149	6,342	11,054
Other loss	(587)	(167)	(632)
Total revenues	1,416,541	1,150,200	885,969
Expenses:
Losses and loss adjustment expenses	795,022	669,809	515,237
Underwriting, acquisition and insurance expenses	377,359	311,757	243,444
Transaction costs	14,019	—	—
Interest expense	7,919	9,496	10,024
Amortization expense	1,636	2,007	1,798
Other expenses	4,162	4,392	5,364
Total expenses	1,200,117	997,461	775,867
Income before income taxes	216,424	152,739	110,102
Income tax expense	46,396	33,911	24,118
Net income	$170,028	$118,828	$85,984
Net income attributable to participating securities	—	—	1,677
Net income attributable to common stockholders	$170,028	$118,828	$84,307
Comprehensive income
Net income	$170,028	$118,828	$85,984
Other comprehensive income:
Unrealized gains and losses on investments:
Net change in unrealized gains on investments, net of tax	33,092	9,792	25,516
Reclassification adjustment for gains (losses) on securities no longer held, net of tax	485	(8,959)	(4,984)
Total other comprehensive income	33,577	833	20,532
Comprehensive income	$203,605	$119,661	$106,516
Per share data:
Basic earnings per share	$4.21	$2.97	$2.34
Diluted earnings per share	$4.07	$2.87	$2.24
Weighted-average common shares outstanding
Basic	40,407,310	40,056,475	36,031,907
Diluted	41,808,046	41,377,460	38,317,534

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
($ in thousands, except share amounts)	2025	2024	2023
Preferred shares:
Balance at beginning of year	—	—	1,969,660
Preferred stock conversion to common shares	—	—	(1,969,660)
Balance at December 31	—	—	—
Common shares:
Balance at beginning of year	40,127,908	39,863,756	16,599,666
Issuance of shares	383,314	264,152	6,958,977
Preferred stock conversion to common shares	—	—	16,305,113
Balance at December 31	40,511,222	40,127,908	39,863,756
Preferred stock:
Balance at beginning of year	$—	$—	$20
Preferred stock conversion to common shares	—	—	(20)
Balance at December 31	$—	$—	$—
Common stock:
Balance at beginning of year	$401	$399	$168
Issuance of common stock	4	2	22
Preferred stock conversion to common shares	—	—	161
Proceeds from equity offerings, net	—	—	48
Balance at December 31	$405	$401	$399
Treasury stock:
Balance at beginning of year	$—	$—	$(2)
Preferred stock conversion to common shares	—	—	2
Balance at December 31	$—	$—	$—
Additional paid-in capital:
Balance at beginning of year	$718,598	$710,855	$577,289
Issuance of common stock	11,957	7,743	9,213
Preferred stock conversion to common shares	—	—	(143)
Proceeds from equity offerings, net	—	—	124,496
Balance at December 31	$730,555	$718,598	$710,855
Stock notes receivable:
Balance at beginning of year	$—	$(5,562)	$(6,911)
Employee equity transactions	—	5,562	1,349
Balance at December 31	$—	$—	$(5,562)
Accumulated other comprehensive income (loss):
Balance at beginning of year	$(22,120)	$(22,953)	$(43,485)
Other comprehensive income, net of tax	33,577	833	20,532
Balance at December 31	$11,457	$(22,120)	$(22,953)
Retained earnings (accumulated deficit):
Balance at beginning of year	$97,120	$(21,708)	$(105,417)
Cumulative effect on adoption of ASU No. 2016-13	—	—	(2,275)
Net income	170,028	118,828	85,984
Balance at December 31	$267,148	$97,120	$(21,708)
Total stockholders’ equity	$1,009,565	$793,999	$661,031

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$170,028	$118,828	$85,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment (gains) losses	(22,149)	(6,342)	(11,054)
Depreciation and amortization expense	3,535	3,358	3,891
Stock-based compensation expense	11,960	9,395	8,525
Undistributed earnings (loss) from long-term investments	10,122	(6,252)	6,730
Net change in fair value of derivatives	(34,857)	—	—
Deferred income tax, net	(6,397)	(8,708)	9,383
Changes in operating assets and liabilities:
Premiums receivable, net	(222,576)	(142,406)	(40,020)
Reinsurance recoverables, net	(262,004)	(261,542)	(17,270)
Ceded unearned premium	(35,047)	(17,780)	(28,476)
Deferred policy acquisition costs	(22,917)	(21,228)	(23,017)
Federal income taxes	1,797	4,500	(1,892)
Losses and loss adjustment expenses	536,511	467,882	172,744
Unearned premiums	136,850	84,653	110,023
Deferred ceding commission	6,019	3,377	7,208
Reinsurance and premium payables	102,818	26,914	36,460
Funds held for others	25,338	44,077	21,730
Accounts payable and accrued liabilities	37,032	19,177	2,285
Other, net	(27,987)	(12,788)	(5,047)
Net cash provided by operating activities	408,076	305,115	338,187
Cash flows from investing activities:
Purchase of fixed maturity securities, available-for-sale	(910,039)	(617,606)	(459,672)
Purchase of illiquid investments	—	(75)	(1,675)
Purchase of equity securities	(13,213)	(14,077)	(26,009)
Purchase of equity method investments and other long-term investments	(6,814)	(32,173)	—
Purchase of intangible assets and goodwill	(2,000)	—	(50)
Investment in direct and indirect loans	19,674	27,480	2,984
Purchase of property and equipment	(5,454)	(4,224)	(3,108)
Proceeds from the sales of fixed maturity securities, available-for-sale	198,195	217,468	26,626
Maturities, calls, transfers and paydowns of fixed maturity securities, available-for-sale	183,951	122,694	48,957
Maturities, calls and paydowns of fixed maturity securities held-to-maturity	4,357	6,015	11,444
Proceeds from the sales of equity securities	126,738	37,534	40,201
Sales of and distributions from equity method and other long-term investments	11,902	14,073	3,572
Change in short-term investments	10,626	(4,799)	(149,068)
Change in receivable/payable for securities	11,928	34	76
Cash provided by deposit accounting	3,251	3,962	11,913
Net cash used in investment activities	(366,898)	(243,694)	(493,809)
Cash flows from financing activities:
Employee share purchases	—	—	1,350
Repayment of stock notes receivable	—	5,562	—
Proceeds from long term borrowings	43,411	107,000	50,000
Payments on long term borrowings and trust preferred	(43,000)	(116,794)	(50,000)
Proceeds from initial public offering	—	—	129,597
Net cash provided by (used in) financing activities	411	(4,232)	130,947
Net increase (decrease) in cash and cash equivalents and restricted cash	41,589	57,189	(24,675)
Cash and cash equivalents and restricted cash at beginning of period(1)	157,525	100,336	125,011
Cash and cash equivalents and restricted cash at end of period(1)	$199,114	$157,525	$100,336
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,149	$8,573	$10,667
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
On January 1, 2026, the Company completed the acquisition of Apollo Group Holdings Limited for aggregate consideration of approximately $555.0 million. See Note 24 for additional information.
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
C.    Consolidation
Variable interest entity
The Company consolidates an entity in which it has a controlling financial interest by first considering if an entity meets the definition of a variable interest entity ("VIE") for which the Company is deemed to be the primary beneficiary, or if the Company has the power to control an entity through a majority of voting interest or through other arrangements. A VIE is an entity that either (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) whose equity holders lack the characteristics of a controlling financial interest; and/or (iii) is established with non-substantive voting rights. The Company’s assessment may involve subjectivity in the determination of which activities most significantly affect the VIE’s performance, and estimates about current and future fair value of the assets held by the VIE and financial performance of the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the characteristics and size of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies (continued)
key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, and depends upon facts and circumstances specific to an entity at the time of the assessment.
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
After performing the above assessments, the Company has determined one entity meets the definition of a VIE for which the Company is the primary beneficiary. See Note 7 for further details and required disclosures.
D.     Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and fixed maturity securities with original maturities of three months or less. The carrying value of the Company’s cash and cash equivalents approximates fair value.
E.    Restricted Cash
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
F.    Investments
Available for Sale
Investments in fixed maturities that are classified as available-for-sale are carried at fair value. For available-for-sale fixed maturities in an unrealized loss position, the Company first determines whether there is an intent to sell the security or if it is more likely than not that the Company will be required to sell the security before maturity or recovery of its cost basis. If either of these criteria are met, the amortized cost of the security is written down to fair value with the losses recognized in net investment gains on the Consolidated Statements of Operations. If neither of the these criteria are met, the Company determines whether unrealized losses are due to credit-related factors. If the unrealized losses are due to credit-related factors, an allowance for credit losses is determined using a present value of cash flows compared to the amortized cost of the security. Prior to 2025, changes in the allowance for credit losses were recognized in net investment income on the Consolidated Statements of Operations. As of 2025, changes in the allowance for credit losses are recognized in net investment gains. Prior periods have been updated to conform to the current period presentation. Credit losses that are limited by the fair value of the security are recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive income (loss). Unrealized losses that are not credit-related continue to be recognized in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive income (loss).
Held to maturity
Investments in fixed maturity securities that are held-to-maturity are carried at amortized cost net of an allowance for credit losses. The allowance for credit losses represents the current estimate of expected credit losses. The Company develops a historical loss rate from Moody’s multi-year cumulative loss rates for asset-backed securities. The historical loss

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies (continued)
rate is adjusted for current conditions and reasonable and supportable forecasts. Prior to 2025, changes in the allowance for credit losses were recognized in net investment income on the Consolidated Statements of Operations. As of 2025, changes in the allowance for credit losses are recognized in net investment gains. Prior periods have been updated to conform to the current period presentation.
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
Mortgage loans
Investments in mortgage loans are classified as held for investment and carried on the balance sheet at cost adjusted for unamortized premiums, discounts and loan fees. When an amount is determined to be uncollectible, the Company writes off the uncollectible amount in the period it was determined to be uncollectible. Interest on the loans is recognized as interest receivable which the Company includes in other assets on the Consolidated Balance Sheets.
The Company elected the fair value option in accounting for mortgage loans effective January 1, 2023 as targeted transition relief from the adoption of ASU 2016-13. Under the fair value option, mortgage loans are measured at fair value, and changes in unrealized gains and losses on mortgage loans are reported in net investment gains (losses) on the Consolidated Statements of operations. Interest income and amortization continue to be recognized in net investment income on the Consolidated Statements of Operations.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies (continued)
Net Investment Income and Net Investment Gains and Losses
Net investment income consists of interest, dividends and equity in earnings (losses) of unconsolidated subsidiaries net of investment expenses such as investment management expenses. Interest income is recognized on the accrual basis, and dividends as earned at the ex-dividend date. Interest income on mortgage-backed and other asset-backed securities is recognized using the effective-yield method based on estimated principal repayments. Included in interest income is the amortization of premium and accretion of discounts on debt securities.
Net investment gains and losses are recognized in net income based upon the specific identification method.
G.    Derivatives
The Company uses commodity derivatives to assume risk and manage its exposures in the insurance industry. Commodity derivatives expose the Company to potentially unfavorable price changes to the underlying commodities. The Company accounts for its derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights or obligations, with changes in fair value reflected in current earnings. The Company meets the criteria in the guidance to net the assets and liabilities, which the Company includes in “other assets” on the Consolidated Balance Sheets. While the Company considers these exchange-traded futures and forward purchase and sale contracts to be effective economic hedges, the Company has not elected hedge accounting treatment. The fair value of the Company’s derivatives is estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices or broker quotes, the use of industry or internal valuation models. See Note 8 for further details and required disclosures.
H.    Reinsurance
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
The Company has purchased retroactive reinsurance on certain lines of business in the form of loss portfolio transfers (“LPT”) and adverse development covers in prior years. These contracts provide indemnification of losses related to past loss events where the reinsurer shares losses, either a proportion of or in its entirety, depending on certain dollar thresholds. Income generated from retroactive reinsurance contracts is deferred and amortized into net income over the settlement period and losses are charged to net income immediately. Subsequent changes in the measurement of the retroactive reinsurance contract are accounted for under a full retrospective method.
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
The Company analyzes the credit risk associated with its reinsurance recoverables by monitoring the financial strength rating of its reinsurers from A.M. Best. It also assesses the adequacy of collateral obtained, where applicable. Should its reinsurers fail to fulfill their obligations, the Company has access to collateral from various reinsurers. As of December 31, 2025 and 2024, reinsurance collateral from reinsurers was $344.1 million and $337.0 million, respectively.
Reinsurance recoverables present potential exposures to individual reinsurers. eMaxx Captives and Everest Reinsurance Co. represented 17.7% and 11.1%, respectively, of the Company’s reinsurance recoverable balances at December 31, 2025, and 16.8% and 18.0%, respectively, at December 31, 2024, and were the only reinsurers that represented 10% or more of the Company’s reinsurance recoverable balances. eMaxx Captives was not rated by A.M. Best at December 31, 2025 and 2024 and Everest Reinsurance Co’s financial strength rating from A.M. Best was A+ at December 31, 2025 and 2024.
I.     Concentration of Credit Risk
Other than reinsurance recoverables, financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, investments and premiums receivable.
Cash equivalents and short-term investments include U.S. government securities and money market funds. Investments are diversified throughout many industries and geographic regions. The Company limits the amount of credit exposure with any one financial institution or issuer and believes no significant concentration of credit risk exists with respect to cash and investments. As of December 31, 2025 and 2024, outstanding premiums receivable are generally diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different lines of business and geographic regions. Failure by distribution sources to remit premiums could result in premium write-offs and a corresponding loss of income.
J.     Deferred Policy Acquisition Costs
Policy acquisition costs consist of commissions and premium taxes that vary with and are directly related to the successful production of new or renewal business. The Company defers policy acquisition costs and related ceding commissions and charges or credits them to earnings in proportion with the premium earned over the life of the policy.
A premium deficiency is recognized if the sum of expected losses, loss adjustment expenses, and unamortized acquisition costs exceed its related unearned premiums. The Company first recognizes a premium deficiency by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If its premium deficiency is greater than unamortized acquisition costs, it accrues a liability for the excess deficiency. Anticipated investment income is

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies (continued)
considered in the determination of premium deficiencies. Management performed an analysis and determined no premium deficiency existed as of December 31, 2025 and 2024.
K.    Goodwill and Intangible Assets
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
The Company reviews goodwill and identifiable intangible assets for recoverability annually in the fourth quarter or on an interim basis should events or changes in circumstances indicate that a carrying amount may not be recoverable. Based upon this review, the Company did not have any goodwill impairment for the years ended December 31, 2025 and 2024.
L.    Property and Equipment
Property and equipment, which is included in other assets on the Consolidated Balance Sheets, is recorded at cost less accumulated depreciation. Depreciation expense is recognized on a straight-line basis for financial statement purposes over periods ranging from three to seven years.
M.     Reserves for Losses and Loss Adjustment Expenses
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
N.    Premiums
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
O.     Commission and Fee Income
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
P.     Income Taxes
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
Q.     Fair Value of Financial Instruments
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
R.     Stock-Based Compensation
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
S.    Earnings Per Share
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
The Company’s common and preferred shares financed by stock notes are contingently issuable instruments where the holder must return, all or part of, the shares if the stock notes are not paid off. These instruments are excluded from basic and diluted earnings per share when the specified conditions are not met presuming the end of the period is the end of the contingency period. The impact of the contingently issuable instruments on diluted earnings per share was calculated using the treasury stock method and included in the reconciliation of the denominator of the basic and diluted earnings per share computations for the year ended December 31, 2024. All outstanding stock notes were settled during 2024, so there was no impact to the Company’s basic and diluted earnings per share computations for the year ended December 31, 2024.
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
T.    Recent Accounting Pronouncements
Recent Accounting Standards Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 requires public companies, on an annual basis, to provide enhanced rate reconciliation disclosures, including disclosures of specific categories and additional information that meets a quantitative threshold. This update also requires public companies to, among other things, disaggregate income taxes paid by federal, state and foreign taxes. The guidance became effective for fiscal years beginning after December 15, 2024. This update is applied prospectively. The Company has added additional disclosures as required by ASU 2023-09. There was no impact to the consolidated financial statements. See Note 13 for the additional disclosures required by this ASU.
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
2.    Goodwill and Intangible Assets
The following tables set forth the carrying amount and changes in the balance of goodwill by reporting unit at December 31, 2025 and 2024:

($ in thousands)	Accident and Health	Surety	Construction and Energy Solutions	Other	Total
Goodwill
Gross balance at December 31, 2024	$91,577	$6,781	$10,204	$3,879	$112,441
Accumulated impairment at December 31, 2024	(44,821)	—	—	(1,886)	(46,707)
Net balance at December 31, 2025	$46,756	$6,781	$10,204	$1,993	$65,734

($ in thousands)	Accident and Health	Surety	Construction and Energy Solutions	Other	Total
Goodwill
Gross balance at December 31, 2023	$91,577	$6,781	$10,204	$3,879	$112,441
Accumulated impairment at December 31, 2023	(44,821)	—	—	(1,886)	(46,707)
Net balance at December 31, 2024	$46,756	$6,781	$10,204	$1,993	$65,734

The following tables set forth the carrying amount and changes in the balance of other intangible assets at December 31, 2025 and 2024:

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2024	$24,491	$1,117	$999	$14,019	$40,626
Accumulated amortization at December 31, 2024	(17,895)	(1,117)	—	—	(19,012)
Additions	2,000	—	—	—	2,000
Amortization	(1,308)	—	—	—	(1,308)
Net balance at December 31, 2025	$7,288	$—	$999	$14,019	$22,306

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2023	$24,491	$1,117	$999	$14,019	$40,626
Accumulated amortization at December 31, 2023	(16,808)	(1,117)	—	—	(17,925)
Amortization	(1,087)	—	—	—	(1,087)
Net balance at December 31, 2024	$6,596	$—	$999	$14,019	$21,614

The Company’s indefinite lived intangible assets relate to insurance licenses and trademarks. Its finite lived intangible assets, which relate to policy renewals, agency relationships, within agent relationships, and non-compete/exclusivity agreements, within non-competes, have a weighted average useful life of approximately 12 years as of December 31, 2025.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Goodwill and Intangible Assets (continued)
The Company recognized approximately $1.3 million, $1.1 million and $1.5 million in amortization expense for the years ended December 31, 2025, 2024 and 2023, respectively. The following table sets forth the estimated future net amortization expense of intangible assets:

($ in thousands)
Years Ending December 31,	Amount
2026	$1,053
2027	1,053
2028	1,053
2029	762
2030	553

3.    Investments
The following tables set forth the amortized cost and the fair value by investment category at December 31, 2025 and 2024:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,190	$292	$(14)	$—	$44,468
Corporate securities and miscellaneous	632,244	14,223	(3,080)	(7,000)	636,387
Municipal securities	102,691	1,725	(2,300)	—	102,116
Residential mortgage-backed securities	487,145	8,928	(9,486)	—	486,587
Commercial mortgage-backed securities	72,631	1,016	(597)	—	73,050
Other asset-backed securities	509,854	5,194	(1,353)	—	513,695
Total fixed maturity securities, available-for-sale	$1,848,755	$31,378	$(16,830)	$(7,000)	$1,856,303
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$33,290	$829	$(48)	$(468)	$33,603
Total fixed maturity securities, held-to-maturity	$33,290	$829	$(48)	$(468)	$33,603

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Investments (continued)

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
December 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$26,577	$35	$(126)	$—	$26,486
Corporate securities and miscellaneous	433,298	5,618	(13,288)	—	425,628
Municipal securities	89,966	116	(5,366)	—	84,716
Residential mortgage-backed securities	408,585	1,875	(16,627)	—	393,833
Commercial mortgage-backed securities	70,262	545	(1,443)	—	69,364
Other asset-backed securities	291,578	2,447	(1,834)	—	292,191
Total fixed maturity securities, available-for-sale	$1,320,266	$10,636	$(38,684)	$—	$1,292,218
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$39,396	$—	$(436)	$(243)	$38,717
Total fixed maturity securities, held-to-maturity	$39,396	$—	$(436)	$(243)	$38,717

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Investments (continued)
The amortized cost and estimated fair value of fixed maturity securities, available for sale, at December 31, 2025 by contractual maturity are shown below.

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$45,682	$45,478
Due after one year through five years	449,790	449,145
Due after five years through ten years	219,293	224,696
Due after ten years	64,360	63,652
Mortgage-backed securities	559,776	559,637
Other asset-backed securities	509,854	513,695
Total	$1,848,755	$1,856,303

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at December 31, 2025 consisted entirely of asset backed securities that were not due at a single maturity date.
At December 31, 2025, the Company had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $68.5 million pledged as collateral for a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Dallas (“FHLB”) pursuant to an Advances and Security Agreement between the Company and FHLB (the “Advances and Security Agreement”). In accordance with the terms of the FHLB Loan, the Company retains all rights regarding these pledged securities.
At December 31, 2025, the Company had assets with fair values of approximately $69.5 million pledged as collateral for performance obligations under reinsurance agreements. In accordance with the terms of the trust agreements, the Company retains all rights regarding these securities, of which $57.8 million are residential mortgage-backed securities, $9.5 million of cash and cash equivalents and other assets and $2.2 million of short-term investments.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Investments (continued)
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2025 and 2024:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$349	$(1)	$1,565	$(13)	$1,914	$(14)
Corporate securities and miscellaneous	67,644	(346)	63,575	(2,734)	131,219	(3,080)
Municipal securities	19,157	(400)	22,004	(1,900)	41,161	(2,300)
Residential mortgage-backed securities	56,147	(262)	74,075	(9,224)	130,222	(9,486)
Commercial mortgage-backed securities	4,646	(3)	8,363	(594)	13,009	(597)
Other asset-backed securities	85,098	(424)	16,081	(929)	101,179	(1,353)
Total fixed maturity securities, available-for-sale	233,041	(1,436)	185,663	(15,394)	418,704	(16,830)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	1,912	(48)	—	—	1,912	(48)
Total fixed maturity securities, held-to-maturity:	1,912	(48)	—	—	1,912	(48)
Total	$234,953	$(1,484)	$185,663	$(15,394)	$420,616	$(16,878)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Investments (continued)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Fixed maturity securities, available-for-sale:
U.S. government securities	$15,938	$(34)	$2,297	$(92)	$18,235	$(126)
Corporate securities and miscellaneous	136,888	(2,060)	81,232	(11,228)	218,120	(13,288)
Municipal securities	41,930	(1,046)	27,687	(4,320)	69,617	(5,366)
Residential mortgage-backed securities	201,407	(3,366)	82,496	(13,261)	283,903	(16,627)
Commercial mortgage-backed securities	9,411	(126)	13,178	(1,317)	22,589	(1,443)
Other asset-backed securities	75,119	(721)	29,851	(1,113)	104,970	(1,834)
Total fixed maturity securities, available-for-sale	480,693	(7,353)	236,741	(31,331)	717,434	(38,684)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	2,144	(2)	36,573	(434)	38,717	(436)
Total fixed maturity securities, held-to-maturity:	2,144	(2)	36,573	(434)	38,717	(436)
Total	$482,837	$(7,355)	$273,314	$(31,765)	$756,151	$(39,120)

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
As of December 31, 2025, the Company had 450 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company reviewed its investments at December 31, 2025 and determined that for two available-for-sale securities in the “corporate securities and miscellaneous” category, credit impairments existed, based on new recovery analysis that showed deteriorating conditions raising credit concerns. Other than the securities discussed previously, the Company determined that no other credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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
The following table sets forth the changes in the allowance for credit losses on available-for-sale securities and held-to-maturity securities during the years ended December 31, 2025 and 2024:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2024	$—	$243
Current period provision for credit losses	7,000	257
Recoveries of amounts previously written off	—	(32)
Balance at December 31, 2025	$7,000	$468

Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2023	$329
Current period provision for credit losses	$18
Recoveries of amounts previously written off	$(104)
Balance at December 31, 2024	$243

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Investments (continued)
The following table sets forth the components of net investment gains for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	2025	2024	2023
Gross realized gains
Fixed maturity securities, available-for-sale	$3,002	$2,662	$1,042
Equity securities	34,262	8,062	6,035
Other	685	213	2
Total	37,949	10,937	7,079
Gross realized losses
Fixed maturity securities, available-for-sale	(10,832)	(8,161)	(1,879)
Equity securities	(3,000)	(4,132)	(5,256)
Other	(413)	(223)	(20)
Total	(14,245)	(12,516)	(7,155)
Net unrealized gains (losses) on investments
Equity securities	(22,908)	7,500	11,516
Mortgage loans	(7)	421	(386)
Other	21,360	—	—
Net investment gains	$22,149	$6,342	$11,054

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	2025	2024	2023
Fixed maturity securities, available-for-sale	$198,195	$217,468	$26,626
Equity securities	126,738	37,534	40,201

The following table sets forth the components of net investment income for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	2025	2024	2023
Income (loss):
Fixed maturity securities, available-for-sale	$80,302	$57,574	$34,703
Fixed maturity securities, held-to-maturity	(804)	4,091	4,181
Equity securities	1,223	2,720	3,418
Equity method investments	(2,683)	2,524	(9,434)
Mortgage loans	1,622	5,153	5,474
Indirect loans	(8,129)	(2,400)	(4,155)
Short-term investments and cash	12,828	14,851	11,392
Other	3,307	3,000	318
Total investment income	87,666	87,513	45,897
Investment expenses	(4,047)	(6,913)	(5,557)
Net investment income	$83,619	$80,600	$40,340

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Investments (continued)
The following table sets forth the change in net unrealized gains on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	2025	2024	2023
Fixed maturity securities	$42,594	$1,046	$25,952
Deferred income taxes	(9,017)	(213)	(5,420)
Total	$33,577	$833	$20,532

Various state regulations require the Company to maintain cash, investment securities or letters of credit on deposit with the states in a depository account. At December 31, 2025 and 2024, cash and investment securities on deposit had carrying values of approximately $70.0 million and $66.8 million, respectively.
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
The following table sets forth the range of the discount rate as of December 31, 2025 and 2024:

	2025	2024
High	11.10%	8.00%
Low	4.25%	5.70%
Weighted average	6.40%	6.60%

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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of December 31, 2025 and 2024:

	2025	2024
High	8.34%	10.00%
Low	6.55%	7.00%
Weighted average	7.74%	7.93%

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Fair Value Measurements (continued)
The following tables set forth the Company’s investments and derivatives within the fair value hierarchy at December 31, 2025 and 2024:

December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,468	$—	$—	$44,468
Corporate securities and miscellaneous	—	503,274	133,113	636,387
Municipal securities	—	102,116	—	102,116
Residential mortgage-backed securities	—	486,587	—	486,587
Commercial mortgage-backed securities	—	73,050	—	73,050
Other asset-backed securities	—	495,891	17,804	513,695
Total fixed maturity securities, available-for-sale	44,468	1,660,918	150,917	1,856,303
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	33,603	33,603
Total fixed maturity securities, held-to-maturity	—	—	33,603	33,603
Equity securities:
Preferred stocks	—	1,174	—	1,174
Total equity securities	—	1,174	—	1,174
Mortgage loans	—	—	9,902	9,902
Short-term investments	264,299	—	—	264,299
Derivatives	34,857	—	—	34,857
Total	$343,624	$1,662,092	$194,422	$2,200,138

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

The following tables set forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the years ended December 31, 2025 and 2024:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2024	$77,920	$26,490
Total gains (losses) for the period recognized in net investment gains (losses)	(5,180)	(7)
Issuances	—	151
Settlements	—	(16,732)
Transfers into Level 3	6,143	—
Purchases	70,730	—
Sales/Disposals	(1,493)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	2,797	—
Balance at December 31, 2025	150,917	9,902
Total losses for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	—	(201)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Fair Value Measurements (continued)

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2023	$—	$50,070
Total gains (losses) for the period recognized in net investment gains (losses)	(195)	420
Issuances	—	649
Settlements	—	(24,649)
Purchases	77,979	—
Sales/Disposals	(374)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	510	—
Balance at December 31, 2024	77,920	26,490
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	—	411

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
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of December 31, 2025, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
Investment in RedBird Capital Partners: Included in other long-term investments is an investment in a limited partnership with RedBird Capital Partners, which invests in Bishop Street Underwriters, LLC (“Bishop Street”), a managing general agent (MGA). The investment had a fair value of $55.6 million and $28.2 million at December 31, 2025 and 2024, respectively, which was determined using the net asset value. The Company employs procedures to assess the reasonableness of the fair value of the investment including obtaining and reviewing the audited financial statements. The unfunded commitment related to the investment was $18.3 million and $24.4 million at December 31, 2025 and 2024, respectively. The Company may sell its interest in the investment with the appropriate prior written notice and approval by the general partner. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. Net earned premiums related to this agreement for the years ended December 31, 2025 and 2024 were $41.5 million and $2.5 million, respectively.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.    Fair Value Measurements (continued)
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of December 31, 2025 and 2024:

	2025		2024
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
FHLB Loan	$57,000	$57,458	$57,000	$56,200
Revolving Credit Facility	114,500	114,500	43,000	43,000
Term Loan Facility	300,000	300,000	—	—
Notes payable	$471,500	$471,958	$100,000	$99,200
Subordinated debt
Unsecured subordinated notes	$19,569	$21,020	$19,536	$20,541
Subordinated debt, net of debt issuance costs	$19,569	$21,020	$19,536	$20,541

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.
5.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”). As of December 31, 2025 and 2024, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate and mature in approximately 2 to 4 years from loan origination. The principal amounts of the loans are approximately 64% of the property’s appraised value at the time the loans were made.
The following table sets forth the carrying value of the Company’s mortgage loans as of December 31, 2025 and 2024:

($ in thousands)	2025	2024
Commercial	$3,334	$8,474
Retail	—	10,032
Hospitality	6,568	7,984
	$9,902	$26,490

The following table sets forth the Company’s gross investment income for mortgage loans for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	2025	2024	2023
Commercial	$432	$2,025	$2,340
Retail	304	1,853	1,853
Hospitality	886	1,277	1,034
Office	—	—	203
Multi-family	—	—	44
	$1,622	$5,155	$5,474

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the years ended December 31, 2025 and 2024, respectively.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Mortgage Loans (continued)
As of December 31, 2025 and 2024, no mortgage loans were in the process of foreclosure and there were no mortgage loans that were not producing income for the previous 12 months.
6.    Equity Method Investments and Other
The following table sets forth the carrying value and ownership percentage of the Company’s equity method investments as of December 31, 2025 and 2024:

($ in thousands)	2025		2024
	Carrying Value	Ownership %	Carrying Value	Ownership %
Arena Special Opportunities Fund, LP units	$26,936	14.0%	$34,936	15.3%
Arena SOP LP units	—	11.2%	1,474	10.9%
Brewer Lane Ventures Fund II LP units	2,251	2.4%	1,040	2.4%
Dowling Capital Partners LP units	590	5.0%	666	5.0%
Hudson Ventures Fund 2 LP units	5,503	2.5%	4,967	2.5%
JVM Funds LLC units	14,911	10.1%	17,229	10.1%
RISCOM	3,307	20.0%	5,013	20.0%
	$53,498		$65,325

The following table sets forth the components of net investment income (loss) from equity method investments for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	2025	2024	2023
Arena SOP LP units	(1,474)	(989)	(6,271)
Arena Special Opportunities Fund, LP units	(3,163)	2,375	(2,880)
Brewer Lane Ventures Fund II LP	91	(110)	(78)
Dowling Capital Partners LP units	431	1,463	927
Hudson Ventures Fund II LP units	480	(153)	170
JVM Funds LLC	(541)	(1,554)	(1,198)
RISCOM	1,493	1,492	884
Universa Black Swan LP units	—	—	(988)
	$(2,683)	$2,524	$(9,434)

The following table sets forth the unfunded commitment of equity method investments as of December 31, 2025 and 2024:

($ in thousands)	2025	2024
Brewer Lane Ventures Fund II LP units	$3,237	$4,077
Dowling Capital Partners LP units	386	386
Hudson Ventures Fund 2 LP units	166	397
Red Bird Capital Partners LP units	18,305	24,400
	$22,094	$29,260

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    Equity Method Investments and Other (continued)
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of December 31, 2025 and 2024:

($ in thousands)	2025	2024
Investment in RISCOM:
Underlying equity	$2,292	$3,756
Difference	1,015	1,258
Recorded investment balance	$3,307	$5,013

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of December 31, 2025 and 2024:

($ in thousands)	2025	2024
Investment in JVM Funds LLC:
Underlying equity	$14,457	$16,624
Difference	454	605
Recorded investment balance	$14,911	$17,229

Investment in Indirect Loans and Loan Collateral
As of December 31, 2025 and 2024, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.
The carrying value of the SMA1 and SMA2 as of December 31, 2025 and 2024 were as follows:

($ in thousands)	2025	2024
SMA1	$15,418	$20,296
SMA2	8,449	12,973
Investment in indirect loans and loan collateral	$23,867	$33,269

7.     Variable Interest Entity
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
The following table presents the assets of HSIC-01, included in the Consolidated Balance Sheets as of December 31, 2025. The assets presented below only include third-party net assets and exclude any intercompany balances, which were eliminated upon consolidation:

($ in thousands)	2025
Assets
Cash and cash equivalents	$15,816
Other assets	34,856
Total assets	$50,672

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.     Derivatives
The Company uses derivatives as part of its financial risk management programs to mitigate price risk related to certain insurance contracts exposed to commodity price risk due to fluctuations in relevant market prices, including cattle and milk. To mitigate revenue volatility and support financial stability, the Company employs a hedging strategy that utilizes derivatives, specifically put options and futures, as part of its risk management framework. The primary objective of holding these derivative instruments is to manage exposure to adverse price movements. The activity in these instruments generally reflects current market conditions and shifts in risk exposures throughout the year. The notional value of derivative contracts held and the degree of hedged exposure are actively managed and may vary depending on the prevailing pricing environment in cattle, hogs, and milk markets. The Company does not use derivatives for speculative or trading purposes. All derivative positions are intended to support the overall risk transfer objectives of the business. The Company has not elected hedge accounting for these derivatives.
The following table presents the notional amounts and fair value of derivative assets in the Consolidated Balance Sheets at December 31, 2025:

($ in thousands)	Derivative Assets
	Notional Amount	Fair Value
Economic hedges	$136,800	$34,857

The Company presents the net gain (loss) recognized on derivative instruments in economic hedging relationships in “losses and loss adjustment expenses” on the Consolidated Statements of Operations. For the years ended December 31, 2025, the Company recognized $7.9 million, respectively, of pre-tax net gains in losses and loss adjustment expenses.
9.    Allowance for Credit Losses
Premiums Receivable
The following tables set forth the changes in the allowance for expected credit losses on premiums receivable for the years ended December 31, 2025 and 2024:

($ in thousands)	Premiums Receivable, Net	Allowance for Estimated Uncollectible Premiums
Balance at December 31, 2024	$321,641	$2,432
Current period change for estimated uncollectible premiums		2,351
Write-offs of uncollectible premiums receivable		(2,141)
Recoveries of amounts previously written off		498
Balance at December 31, 2025	$544,217	$3,140

($ in thousands)	Premiums Receivable, Net	Allowance for Estimated Uncollectible Premiums
Balance at December 31, 2023	$179,235	$964
Current period change for estimated uncollectible premiums		3,235
Write-offs of uncollectible premiums receivable		(1,895)
Recoveries of amounts previously written off		128
Balance at December 31, 2024	$321,641	$2,432

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Allowance for Credit Losses (continued)
Reinsurance Recoverables
The Company analyzes the credit risk associated with its reinsurance recoverables by monitoring the financial strength rating of its reinsurers from A.M. Best, a widely recognized rating agency with an exclusive insurance industry focus. The Company assesses the financial strength rating annually and throughout the year as A.M. Best provides updates on ratings and outlooks. The Company assesses the adequacy of various forms of credit enhancements such as reinsurance payables, letters of credit and funds held. The following table sets forth the Company’s reinsurance recoverables net of credit enhancements by A.M. Best as of December 31, 2025:

	2025
A.M. Best Rating	Reinsurance Recoverables, Gross, Amortized Cost	Percent of Total
A- and above	$652,178	98.2%
B++ to B+	5,077	0.8
B to B -	28	—
Not rated	6,919	1.0

The Company considers reinsurance balances to be past due when they are 90 days past due. The following tables set forth the changes in the allowance for estimated uncollectible reinsurance for the years ended December 31, 2025 and 2024:

($ in thousands)	Reinsurance Recoverables, Net	Allowance for Estimated Uncollectible Reinsurance
Balance at December 31, 2024	$857,876	$2,295
Balance at December 31, 2025	$1,119,880	$2,295

($ in thousands)	Reinsurance Recoverables, Net	Allowance for Estimated Uncollectible Reinsurance
Balance at December 31, 2023	$596,334	$2,295
Current period change for estimated uncollectible reinsurance		13,585
Write-offs of uncollectible reinsurance recoverables		(13,585)
Balance at December 31, 2024	$857,876	$2,295

On January 31, 2025, the Company commuted the LPT with R&Q Re (Bermuda) Ltd. ("R&Q") related to accident years 2018 and prior. During the year ended December 31, 2024, the Company recognized the uncollectible reinsurance recoverable balance related to the LPT as a net increase of $13.6 million to the allowance for estimated uncollectible reinsurance, which was subsequently written-off.
10.    Property and Equipment
The following table presents the components of property and equipment as of December 31, 2025 and 2024, which are included within other assets on the Consolidated Balance Sheets:

(in thousands)	2025	2024
Leasehold improvements	$3,434	$3,056
Equipment	4,750	4,506
Software	39,263	33,972
	47,447	41,534
Accumulated depreciation	(32,307)	(29,355)
Total	$15,140	$12,179

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    Property and Equipment (continued)
Depreciation expense related to property and equipment was $3.3 million, $2.9 million, and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is presented in underwriting, acquisition and insurance expenses on the Consolidated Statements of Operations.
11.    Notes Payable & Subordinated Debt
FHLB Loan
On August 30, 2024, the Company entered into the FHLB Loan pursuant to the Advances and Security Agreement. The FHLB Loan is a 4.5-year term loan in the principal amount of $57.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 4.00%. The FHLB Loan is fully secured by a pledge of specific investment securities of HSIC. The Company used the proceeds to fund redemptions of the draws on the 2023 Revolving Credit Facility (see “Revolving Credit Facilities” below).
Term Loan Facility
During the fourth quarter of 2025, the Company entered into a Term Loan Credit Agreement (the “Term Loan Facility”) with a syndicate of participating banks. The Term Loan Facility includes (a) an unsecured senior delayed draw term loan facility (“DDTL”) in the aggregate principal amount of $150.0 million (the “Tranche A DDTL”) and (b) an additional unsecured senior DDTL in the aggregate principal amount of $150.0 million (the “Tranche B DDTL” and together with the Tranche A DDTL, the “Term Loan Facility”).
The Term Loan Facility was used by the Company to fund a portion of the consideration of the Company’s acquisition of Apollo Group Holdings Limited (“Apollo”) and related transaction fees and expenses. Amounts drawn under the Term Loan Facility bear interest at either term SOFR plus a margin, which ranges from 150 basis points to 190 basis points, or the base rate plus a margin, which ranges from 50 basis points to 90 basis points, each depending on the Company’s debt to capitalization ratio. SOFR is calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate is the highest of (i) the Agent’s then-current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, the Company pays a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Facility, depending on the Company’s debt to capitalization ratio. The Tranche A DDTL matures on January 1, 2028 and the Tranche B DDTL matures on July 2, 2029. On December 30, 2025, the Company drew $150.0 million of the Tranche A DDTL and $150.0 million of the Tranche B DDTL for the acquisition of Apollo on January 1, 2026.
The Term Loan Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness exceeding $10.0 million and on the Company’s ability to make distributions to its stockholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants, including financial covenants relating to our minimum consolidated net worth, maximum total debt to capitalization, minimum A.M. Best rating and minimum liquidity, as well as customary events of default. As of December 31, 2025, the Company was in compliance with all covenants.
The Term Loan Facility is unsecured. In connection with the Revolving Credit Facility (defined below), during the fourth quarter of 2025, the Company and the subsidiary guarantors party thereto, entered into a guaranty agreement, pursuant to which the Company’s obligations under the Term Loan Facility are guaranteed by the Company and its existing wholly-owned subsidiaries and subsequently acquired or organized subsidiaries, excluding insurance company subsidiaries and subject to certain other exceptions.
Revolving Credit Facilities
During the fourth quarter of 2025, the Company, entered into a Credit Agreement (the “Revolving Credit Facility”) with a syndicate of participating banks. The Revolving Credit Facility is unsecured and provided the Company with up to a initial maximum principal amount of $150.0 million which was increased to $250.0 million on the closing date of the Company’s acquisition of Apollo.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    Notes Payable & Subordinated Debt (continued)
The Company initially drew $43.0 million, which was used to redeem the Company’s prior revolving credit facility (described below). On December 30, 2025, the company drew an additional $71.5 million which was used for the consideration paid for the acquisition of Apollo. The proceeds from the draws on the Term Loan Facility and the draw of the Revolving Credit Facility are presented net with the liabilities on the Consolidated Balance Sheets for the year ended December 31, 2025. The proceeds were used for the acquisition of Apollo on January 1, 2026.
Interest on the Revolving Credit Facility is payable quarterly. Amounts drawn under the Facility bear interest at either term SOFR plus a margin, which will range from 150 and 190 basis points, or the base rate plus a margin, which ranges from 50 basis points to 90 basis points, each depending on the Company’s debt to capitalization ratio. SOFR is calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate is the highest of (i) the Agent’s then current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, the Company pays a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Facility, depending on the Company’s debt to capitalization ratio. The availability period under the Facility will terminate on November 12, 2030.
The Company is subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity, as well as customary events of default. As of December 31, 2025, the Company was in compliance with all covenants.
During the first quarter of 2023, the Company entered into an agreement to obtain a unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of participating banks. The 2023 Revolving Credit Facility provided the Company with up to a $150.0 million revolving credit facility and a letter of credit sub-facility of up to $30.0 million. On November 13, 2025, the Company redeemed the 2023 Revolving Credit Facility, paid $0.3 million of accrued interest and recognized $0.6 million of expense for the remaining unamortized deferred financing costs.
Debentures
In May 2019, the Company entered into an agreement to issue unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the Notes is fixed at 7.25% for the first 8 years and fixed at 8.25% thereafter. Early retirement of the debt ahead of 8 year commitment requires all interest payments to be paid in full as well as the return of outstanding principal. Principal is due at maturity on May 24, 2039 and interest is payable quarterly. The Notes have junior priority to all previously issued debt. The Company reports debt related to the Notes in its December 31, 2025 and 2024 Consolidated Balance Sheets, net of debt issuance costs of approximately $0.4 million and $0.5 million, respectively. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
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
The accounting policies of the segment are the same as those described in Note 1 “Summary of Significant Accounting Policies” of this Form 10-K. The CODM assesses performance for the segment and decides how to allocate resources based on gross written premiums by net underwriting division, underwriting income, and income before income taxes that also is reported on the Consolidated Statements of Operations as consolidated income before income taxes. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.     Segment (continued)
The following table presents gross written premiums by underwriting division for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	2025	2024	2023
Accident & Health	$254,102	$173,073	$151,701
Agriculture and Credit (Re)insurance	346,212	118,070	30,598
Captives	275,694	241,902	167,624
Construction & Energy Solutions	274,318	296,582	299,748
Global Property	178,128	201,796	242,593
Professional Lines	149,231	159,785	154,565
Specialty Programs	322,705	218,407	178,726
Surety	168,148	143,965	106,056
Transactional E&S	197,779	189,669	128,236
Total continuing business	2,166,317	1,743,249	$1,459,847
Exited business	(81)	(17)	(18)
Total gross written premiums	$2,166,236	$1,743,232	$1,459,829

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.     Segment (continued)
The following table presents information about reported segment net underwriting income, significant segment expenses and a reconciliation of net underwriting income to net income for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	2025	2024	2023
Underwriting income
Revenues:
Net earned premiums	$1,304,505	$1,056,722	$829,143
Commission and fee income	6,855	6,703	6,064
Total underwriting revenues	1,311,360	1,063,425	835,207
Expenses:
Losses and LAE	795,022	669,809	515,237
Amortization of policy acquisition costs	195,422	149,975	108,514
Other operating and general expenses	181,937	161,782	134,930
Total underwriting expenses	1,172,381	981,566	758,681
Net underwriting income	$138,979	$81,859	$76,526

Reconciliation of net underwriting income to net income:
Net underwriting income	$138,979	$81,859	$76,526
Add:
Net investment income	83,619	80,600	40,340
Net investment gains	22,149	6,342	11,054
Other loss	(587)	(167)	(632)
Less:
Transaction costs	14,019	—	—
Interest expense	7,919	9,496	10,024
Amortization expense	1,636	2,007	1,798
Other expenses	4,162	4,392	5,364
Income before income taxes	216,424	152,739	110,102
Income tax expense	46,396	33,911	24,118
Net income	$170,028	$118,828	$85,984

The following table presents return on equity and book value per share for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Return on equity	18.9%	16.3%	15.9%
Book value per share	$24.92	$19.79	$16.72

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    Income Taxes
The following table sets forth the components of the Company’s income tax expense for the year ended December 31, 2025 after the adoption of ASU 2023-09:

($ in thousands)	2025
Income from continuing operations before income tax expense
United States	$208,763
Foreign	7,661
Total	216,424
Income tax expense (benefit) from continuing operations
Current tax expense
United States	51,758
U.S. state and local	1,107
Deferred tax benefit related to:
United States	(5,584)
U.S. state and local	(885)
Total income tax expense	$46,396

The following table sets forth the components of the Company's income tax expense for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09:

($ in thousands)	2024	2023
Current income tax expense	$42,626	$14,736
Deferred tax (benefit) expense related to temporary differences	(8,715)	9,382
Total income tax expense	$33,911	$24,118

The following table reconciles the Company's annual effective tax rate to the U.S. Federal statutory tax rate for the year ended December 31, 2025 after the adoption of ASU 2023-09:

	2025
($ in thousands)	Amount	Percentage
U.S. federal statutory income tax rate	$45,449	21.0%
State income taxes, net of federal benefit(1)	(508)	(0.3)%
Foreign tax effects
Bermuda statutory rate differential	(1,609)	(0.7)%
Effects of other cross-border tax laws	717	0.3%
Change of Valuation Allowance	68	—%
Nondeductible and Nontaxable items
Nondeductible transaction costs	1,689	0.8%
Other nondeductible and nontaxable items	590	0.3%
Effective tax rate	$46,396	21.4%
(1) The following state(s) and/or local jurisdictions make up more than 50% of the state income taxes: Florida

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    Income Taxes (continued)
The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the statutory U.S. federal income tax rate to the Company’s effective tax rate for continuing operations for the years ended December 31, 2024 and 2023:

	2024		2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Income tax expense at federal statutory rate	$32,075	21.0%	$23,121	21.0%
Tax advantaged investments	(239)	(0.2)	(295)	(0.3)
Other	2,075	1.4	1,292	1.2
Total income tax expense	$33,911	22.2%	$24,118	21.9%

The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

($ in thousands)	2025
United States	$49,830
U.S. state and local(1)	1,164
Total income taxes paid	$50,994

(1) No single state or jurisdiction accounts for greater than 5% of total taxes paid.
The Company paid $37.0 million and $15.8 million in federal income taxes during the years ended December 31, 2024 and 2023, respectively.
The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024:

($ in thousands)	2025	2024
Deferred tax assets:
Net operating losses	$9,409	$9,389
Losses and loss adjustment expenses	21,401	16,967
Unearned premiums	22,775	18,178
Unrealized losses on fixed maturity securities, available-for-sale	—	5,893
Stock options/awards	2,446	2,453
Other	8,933	6,067
Total deferred tax assets before valuation allowance	64,964	58,947
Valuation allowance	(654)	(586)
Total deferred tax assets	64,310	58,361
Deferred tax liabilities:
Deferred policy acquisition costs	19,132	15,277
Other long-term investments	2,888	2,625
Section 481(a) adjustment	87	1,391
Unrealized gains on equity securities	7	4,818
Unrealized gains on fixed maturity securities, available-for-sale	3,101	—
Unrealized gains on other investments	5,465	—
Depreciation	2,152	1,426
Other	3,613	2,338
Total deferred tax liabilities	36,445	27,875
Net deferred tax asset	$27,865	$30,486

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    Income Taxes (continued)
The Company has federal net operating loss carryforwards of approximately $40.3 million. These net operating losses are set to expire beginning in 2032. The Company is limited on the utilization of $40.3 million of the net operating losses under Internal Revenue Code Section 382 which imposes limitations on a corporation’s ability to utilize tax attributes if the corporation experiences an “ownership change.” The Company experienced an ownership change during 2014. The 382 limitation is expected to result in an expiration of $2.8 million ($0.6 million tax effected) of net operating losses. In 2025, a valuation allowance has been established against this balance that is expected to expire without utilization. Out of the total $40.3 million federal NOL, $0.3 million ($0.1 million tax effected) is related to dual consolidated loss that Skyward is not expected to be able to utilize. The Company also has net operating losses in various state and local jurisdictions of $0.9 million which are set to expire between 5 and 20 years or carryforward indefinitely, depending on the jurisdiction. The Company expects to fully utilize these state and local net operating losses.
The following table presents the change in the Company's valuation allowance for the years ended December 31, 2025 and 2024:

($ in thousands)	2025	2024
Balance at beginning of the period	$586	$586
Increase related to net operating loss	68	—
Balance at the end of the period	$654	$586

The Company’s federal income tax returns for tax years 2022-2024 are subject to examination by the Internal Revenue Service.
As of December 31, 2025, the Company had no provision for uncertain tax positions and no provision for penalties or interest. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact the Company’s effective tax rate.
Tax Legislative Update
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB Act”), which includes a broad range of tax reform provisions, was signed into law in the United States. The OBBB Act did not have a material impact on the Company's annual effective tax rate in 2025 and no material impact is expected in 2026.
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
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the Consolidated Balance Sheets as of and for the years ended December 31, 2025 and 2024:

($ in thousands)	2025	2024	2023
Reserves for losses and LAE, beginning of period	$1,782,383	$1,314,501	$1,141,757
Less: reinsurance recoverable on unpaid claims, beginning of period	(670,846)	(455,484)	(435,986)
Reserves for losses and LAE, beginning of period, net of reinsurance	1,111,537	859,017	705,771
Incurred, net of reinsurance, related to:
Current period	810,375	657,783	505,894
Prior years	(7,471)	25,728	10,770
Total incurred, net of reinsurance	802,904	683,511	516,664
Paid, net of reinsurance, related to:
Current period	144,799	136,731	109,937
Prior years	371,913	294,260	253,481
Total paid	516,712	430,991	363,418
Net reserves for losses and LAE, end of period	1,397,729	1,111,537	859,017
Plus: reinsurance recoverable on unpaid claims, end of period	921,165	670,846	455,484
Reserves for losses and LAE, end of period	$2,318,894	$1,782,383	$1,314,501

For the year ended December 31, 2025, the Company recognized favorable development related to prior years’ loss and loss expense reserves of $7.5 million driven by favorable development of $24.6 million and $5.3 million in short-tail/monoline specialty lines and multi-line solutions, respectively, partially offset by $22.4 million of adverse development in exited lines. The adverse development is primarily attributable to commercial auto and excess over auto in divisions that have been non-renewed or have significantly reduced exposure over the past three years. This was offset by favorable development in surety and property.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Reserves for Losses and Loss Adjustment Expenses (continued)
Short-tail/Monoline Specialty Lines

($ in thousands except number of claims)
Incurred Losses and ALAE, Net of Reinsurance						As of December 31, 2025
	Years Ended December 31,						Reported Claims
Accident Year	2021*	2022*	2023*	2024*	2025	IBNR
2021	$92,780	$93,429	$92,143	$92,134	$99,783	$1,774	1,656
2022		108,299	105,394	104,095	96,874	6,266	2,414
2023			190,565	191,865	161,222	28,997	5,015
2024				280,147	292,220	99,302	5,819
2025					422,528	275,190	5,495
Total					$1,072,627
Cumulative net paid loss and ALAE from the table below					(528,255)
Net reserves for loss and ALAE before 2021					1,570
Total net reserves for loss and ALAE					$545,942

*Supplementary information and unaudited

($ in thousands)
Cumulative Paid Losses and ALAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2021*	2022*	2023*	2024*	2025
2021	$18,447	$56,803	$67,912	$78,439	$93,560
2022		27,773	64,594	77,150	85,696
2023			33,795	100,705	114,247
2024				53,691	154,896
2025					79,856
Total					$528,255

*Supplementary information and unaudited
Multi-line Solutions

($ in thousands except number of claims)
Incurred Losses and ALAE, Net of Reinsurance ($ in thousands)											As of December 31, 2025
Accident Year	Years Ended December 31,											Reported Claims
	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	IBNR
2016	$63,223	$62,843	$62,843	$62,643	$84,579	$84,579	$84,829	$84,829	$85,434	$85,098	$828	4,744
2017		65,332	65,332	64,260	78,166	78,166	78,766	78,766	80,493	79,819	837	5,592
2018			74,476	74,476	69,319	71,719	73,019	73,019	75,686	72,963	673	5,103
2019				107,432	109,226	112,378	115,530	116,230	116,206	110,564	1,384	6,113
2020					113,030	124,076	128,111	132,495	132,125	134,281	4,174	5,542
2021						156,067	158,891	160,331	160,546	157,006	7,932	6,727
2022							236,909	242,097	242,358	249,317	19,315	8,679
2023								306,511	306,511	320,637	96,700	8,468
2024									353,933	336,197	155,878	7,700
2025										356,590	257,468	6,139
Total										$1,902,472
Cumulative net paid loss and ALAE from the table below										(1,162,853)
Net reserves for loss and ALAE before 2016										(189)
Total net reserves for loss and ALAE										$739,430

*Supplementary information and unaudited

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Reserves for Losses and Loss Adjustment Expenses (continued)

($ in thousands)
Cumulative Paid Losses and ALAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$23,239	$42,528	$53,352	$58,895	$69,691	$72,544	$75,855	$77,160	$77,760	$77,825
2017		23,770	41,945	53,093	61,354	67,926	71,109	73,770	75,714	77,177
2018			26,201	42,568	47,226	58,655	65,635	69,893	70,128	72,429
2019				33,019	50,933	71,053	87,816	99,451	106,765	106,826
2020					29,499	60,680	82,236	105,283	121,097	126,965
2021						37,118	73,293	102,772	125,749	141,539
2022							50,148	114,794	165,854	205,410
2023								63,079	122,186	181,636
2024									58,281	123,488
2025										49,558
Total										$1,162,853

*Supplementary information and unaudited
Exited Lines — all lines in runoff

($ in thousands except number of claims)
Incurred Losses and ALAE, Net of Reinsurance ($ in thousands)											As of December 31, 2025
	Years Ended December 31,											Reported Claims
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	IBNR
2016	$93,019	$92,996	$91,372	$93,577	$97,301	$98,301	$100,651	$100,651	$102,801	$104,246	$1,851	4,911
2017		75,159	79,581	81,785	65,735	68,346	68,646	68,646	70,885	72,682	1,819	4,370
2018			74,357	68,990	76,506	79,006	84,165	84,165	92,082	91,897	4,093	4,941
2019				87,115	73,635	77,770	79,414	79,572	79,823	86,131	9,773	5,660
2020					132,248	136,469	137,835	137,907	137,671	138,320	10,644	4,867
2021						83,322	91,188	91,323	92,095	97,577	10,676	2,446
2022							12,717	12,240	11,800	14,362	2,025	246
2023								—	—	2	1	1
2024									—	5	5	—
2025										11	11	—
Total										$605,233
Cumulative net paid loss and ALAE from the table below										(538,304)
Net reserves for loss and ALAE before 2015										14,737
Total net reserves for loss and ALAE										$81,666

*Supplementary information and unaudited

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Reserves for Losses and Loss Adjustment Expenses (continued)

($ in thousands)
Cumulative Paid Losses and ALAE, Net of Reinsurance ($ in thousands)
	Years Ended December 31,
Accident Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2016	$36,592	$57,638	$70,253	$78,070	$81,181	$87,482	$91,556	$95,114	$97,462	$98,831
2017		34,176	52,103	51,985	50,545	57,457	62,924	66,498	68,480	69,798
2018			25,553	60,149	39,870	54,339	67,001	74,604	79,860	82,244
2019				28,636	28,954	30,948	45,696	57,341	65,847	70,367
2020					102,725	98,202	102,132	114,543	120,831	124,139
2021						41,540	57,820	66,012	72,923	81,600
2022							2,155	4,077	9,211	11,325
2023								—	—	—
2024									—	—
2025										—
Total										$538,304

*Supplementary information and unaudited
The table below presents the reconciliation of the net incurred and paid loss development tables to the balance sheet reserves for losses and loss adjustment expenses at December 31, 2025 and 2024:

($ in thousands)	2025	2024
Net reserves for losses and ALAE:
Short-tail/Monoline Specialty Lines	$545,942	$367,226
Multi-line Solutions	739,430	631,065
Exited Lines	81,666	86,689
Reserves for losses and ALAE, net of reinsurance	1,367,038	1,084,980
Reinsurance recoverable on unpaid claims:
Short-tail/Monoline Specialty Lines	388,276	275,204
Multi-line Solutions	514,393	380,344
Exited Lines	18,496	15,298
Total reinsurance recoverable on unpaid claims	921,165	670,846
Unallocated LAE	30,691	26,557
Reserves for losses and LAE at end of year	$2,318,894	$1,782,383

The following table sets forth the historical average annual payout of incurred losses and allocated loss adjustment expenses (claims duration) for short-duration contracts, based on the disaggregated information in the paid loss development tables, net of reinsurance:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Years
	1*	2*	3*	4*	5*	6*	7*	8*	9*	10*
Short-Tail/Monoline Specialty Lines	21.1%	38.1%	10.8%	9.7%	15.2%	N/A	N/A	N/A	N/A	N/A
Multi-line Solutions	23.9%	21.6%	15.6%	13.6%	10.5%	4.8%	1.9%	2.4%	1.3%	0.1%
Exited Lines	27.5%	12.2%	4.9%	9.9%	8.9%	6.8%	4.9%	2.9%	2.0%	1.3%
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
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	2025	2024	2023
SUA commission revenue	$8,323	$7,967	$7,222
SUA fee revenue	2,333	2,443	2,732
Other commission and fee revenue (loss)	1,725	266	(135)
Total commission and fee revenue	12,381	10,676	9,819
Commission and fee expenses	(5,526)	$(3,973)	$(3,755)
Net commission and fee income	$6,855	$6,703	$6,064

The following table sets forth the Company’s opening and closing balances of contract assets from commission and fee income for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	Contract Assets
Balance at December 31, 2023	$976
Balance at December 31, 2024	1,416
Balance at December 31, 2025	953

16.    Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	2025	2024	2023
Amortization of policy acquisition costs	$195,422	$149,975	$108,514
Other operating and general expenses	181,937	161,782	134,930
Total underwriting, acquisition and insurance expenses	$377,359	$311,757	$243,444

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
The following tables set forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the years ended December 31, 2025, 2024 and 2023:

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.     Reinsurance (continued)

	2025		2024		2023
($ in thousands)	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$1,684,411	$1,622,594	$1,458,637	$1,375,917	$1,241,180	$1,155,835
Assumed premiums	481,825	406,792	284,595	282,662	218,649	193,971
Ceded premiums	(760,004)	(724,881)	(619,654)	(601,857)	(549,138)	(520,663)
Net premiums	$1,406,232	$1,304,505	$1,123,578	$1,056,722	$910,691	$829,143
Ceded losses and LAE incurred		$697,978		$534,295		$337,011

The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of December 31, 2025 and 2024:

($ in thousands)	2025	2024
Ceded unpaid losses and LAE	$921,165	$670,846
Ceded paid losses and LAE	201,010	166,663
Loss portfolio transfer	—	22,662
Allowance for credit losses	(2,295)	(2,295)
Reinsurance recoverables	$1,119,880	$857,876
Ceded unearned premium	$238,948	$203,901

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At December 31, 2025, the market value of these accounts was approximately $233.5 million. The trust amount will be adjusted periodically, by mutual agreement, based on claim payments and loss reserve recoverables.
During the first quarter of 2020, the Company entered into an LPT retroactive reinsurance agreement (“LPT”) with R&Q. At December 31, 2024 the reinsurance recoverable from R&Q was $22.7 million. The LPT was commuted effective January 31, 2025 and the Company received the reinsurance recoverable balance in full.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at December 31, 2025 and December 31, 2024 was $22.7 million and $25.9 million, respectively, and was included in other assets on the Consolidated Balance Sheets.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.    Stock Based Compensation (continued)
In November 2024, the Compensation Committee approved a program that permits the independent directors to elect to defer settlement of their annual restricted stock units (“RSU”) awards to the fifth anniversary of the grant date, the tenth anniversary of the grant date, or the date of separation of service from the Company. This program became available for the Directors who elected in 2024 to defer settlement of their 2025 RSU awards which vest in 2026.
The following table sets forth the Company’s equity awards, target payout ranges and authorized target restricted stock and stock units for the years ended December 31, 2025, 2024 and 2023:

	Award Payout Range	Requisite Service Period	Target Stock and Stock Units
Year ended December 31, 2025
Market condition awards	0%–150%	3 years	22,495
Performance condition awards	0%–150%	3 years	59,769
Service condition awards	N/A	1–4 years	144,921
			227,185
Year ended December 31, 2024
Market condition awards	0%–150%	3 years	32,058
Performance condition awards	0%–150%	3 years	76,881
Service condition awards	N/A	1–4 years	124,025
			232,964
Year ended December 31, 2023
Market condition awards	0%–150%	3 years	37,622
Performance condition awards	0%–150%	3 years	95,456
Service condition awards	N/A	1–4 years	968,778
Stock options	N/A	3–4 years	759,990
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
The following tables sets forth option activity for the years ended December 31, 2025 and 2024:

	Weighted-Average Exercise Price	Stock
Outstanding at January 1, 2025		759,990
Forfeited	$15.00	(219)
Outstanding at December 31, 2025		759,771

	Weighted-Average Exercise Price	Stock
Outstanding at January 1, 2024		759,990
Outstanding at December 31, 2024		759,990

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.    Stock Based Compensation (continued)
The intrinsic value of each option is determined based on the difference between the fair value of the underlying share and the exercise price of the underlying option. The aggregate intrinsic value of options outstanding at December 31, 2025 and 2024 was $27.4 million and $27.0 million, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2025 was 7.0 years.
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
The restricted stock and restricted stock units granted to employees and the Board of Directors during the years ended December 31, 2025, 2024 and 2023 were valued at approximately $12.2 million, $8.5 million and $17.7 million respectively, based on the grant date fair value.
The following table sets forth the Company’s restricted stock and restricted stock units activity for the years ended December 31, 2025, 2024 and 2023:

	Weighted-Average Grant-Date Fair Value	Stock and Stock Units
Non-vested at January 1, 2025	$19.06	1,325,483
Granted(1)	47.77	254,978
Vested	15.33	(391,746)
Forfeited(2)	25.74	(53,247)
Non-vested at December 31, 2025	$27.06	1,135,468

Non-vested at January 1, 2024	$15.13	1,445,449
Granted(1)	31.72	268,631
Vested	13.16	(285,957)
Forfeited(2)	18.27	(102,640)
Non-vested at December 31, 2024	$19.06	1,325,483

Non-vested at January 1, 2023	$12.55	419,896
Granted(1)	16.07	1,101,856
Vested	13.39	(40,645)
Forfeited(2)	15.29	(35,658)
Non-vested at December 31, 2023	$15.13	1,445,449

(1) Increases above the 100% target level are reflected as granted in the period after which performance-based stock unit goals are achieved.
(2) Decreases below the 100% target level are reflected as forfeited.

Members of the Board of Directors were granted 12,579, 19,453 and 23,482 shares of restricted stock and restricted stock units during the years ended December 31, 2025, 2024 and 2023, respectively, with a service period of one year. The total fair value of shares vested for employees and members of the Board of Directors at December 31, 2025, 2024 and 2023 was $6.0 million, $3.8 million and $0.5 million, respectively.
As of December 31, 2025 the total unrecognized compensation cost related to non-vested, stock-based compensation awards was $17.4 million and the weighted average period over which that cost is expected to be recognized is 1.6 years. For the years ended December 31, 2025, 2024 and 2023 the Company recognized $12.0 million, $9.4 million and $8.5 million, respectively, of stock-based compensation expense.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.    Stock Based Compensation (continued)
Employee Stock Purchase Plan
On September 23, 2022, the Board of Directors approved the Company’s 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on May 15, 2023, and is administered by the Compensation Committee. Under the ESPP, all employees of the Company may choose, at two different specified time intervals each year, to have a percentage of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the common stock is 85% of the lower of its beginning-of-interval or end-of-interval market price. The Company has reserved 376,548 common shares under this plan.
The grant date fair value of options under the ESPP was determined using the Black-Scholes model where the term was the length of time between the grant date and the date the options are exercisable of 6 months. The volatility was determined based on the historical volatility of comparable publicly traded insurance companies.
As of December 31, 2025, a total of 141,845 shares had been purchased under this plan. The Company recognized $0.7 million and $0.5 million of expense during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the fair value of unrecognized expense was $0.3 million.
19.    Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share for the years ended December 31, 2025, 2024 and 2023:

($ in thousands, except for share and per share amounts)	2025	2024	2023
Numerator
Net income	$170,028	$118,828	$85,984
Less: Undistributed income allocated to participating securities	—	—	(1,677)
Net income attributable to common stockholders (numerator for basic earnings per share)	170,028	118,828	84,307
Add back: Undistributed income allocated to participating securities	—	—	1,677
Net income (numerator for diluted earnings per share under the two-class method)	$170,028	$118,828	$85,984
Denominator
Basic weighted-average common shares	40,407,310	40,056,475	36,031,907
Dilutive effect of preferred shares	—	—	716,708
Dilutive effect of stock notes	—	—	696,110
Dilutive effect of stock units	897,426	917,510	736,837
Dilutive effect of options	503,310	403,475	135,972
Diluted weighted-average common share equivalents	41,808,046	41,377,460	38,317,534
Basic earnings per share	$4.21	$2.97	$2.34
Diluted earnings per share	$4.07	$2.87	$2.24

The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Stock units	104,531	20,346	3,931
Options	242	859	914

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19.    Earnings Per Share (continued)
The following table presents common share equivalents of contingently issuable instruments that were excluded from basic earnings per share in the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Common shares	—	—	920,864
Total	—	—	920,864

20.    Employee Benefit Plan
The Company sponsors the 401(k) Plan (the “Plan”). The Plan, available to substantially all its employees, is subject to provisions of the Employee Retirement Income Security Act of 1974. The Company matches employee contributions on a discretionary basis. During the years ended December 31, 2025, 2024 and 2023, the Company contributed $3.9 million, $3.2 million, and $2.9 million in matching contributions to the Plan, respectively.
21.    Related Party Transactions
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premiums and gross commission expense related to these agreements for the years ended December 31, 2025, 2024 and 2023 were as follows:

($ in thousands)	2025	2024	2023
Net earned premium	$120,067	$108,130	$99,736
Commissions	28,728	25,372	24,177

Premiums receivable as of December 31, 2025 and December 31, 2024 were $13.9 million and $12.6 million, respectively.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the years ended December 31, 2025 and 2024 were $0.6 million and for the year ended December 31, 2023 were $3.6 million.
See Notes 5, 6 and 11 for investments involving affiliated companies and additional related party transactions.
22.    Commitments and Contingencies
Litigation
The Company is named as a party in various legal actions arising from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the losses and loss adjustment expense reserves. Also, from time to time, the Company is a defendant in various legal actions that relate to bad faith claims, disputes with third parties or that involve alleged errors and omissions. The Company records accruals for these items to the extent the losses are probable and reasonably estimable. Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from outside legal counsel, the Company believes the resolution of any such matters will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
23.    Statutory Accounting Principles and Regulatory Matters
The Company’s statutory net income was $159.1 million, $108.2 million and $73.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s statutory capital and surplus was $872.0 million and $710.6 million as of December 31, 2025 and 2024, respectively.
Effective December 31, 2024, the Company restacked its insurance company subsidiaries and GMIC became the lead insurance company which resulted in the following changes:
•HSIC became a wholly owned subsidiary of GMIC;
•IIC became a wholly owned subsidiary of HSIC; and,
•OSIC became a wholly owned subsidiary of IIC.
Dividend payments to the Company from GMIC are restricted by Texas state law as to the amount that may be paid without the approval of regulatory authorities. The maximum amount of dividends which can be paid by GMIC without prior approval is subject to restrictions relating to policyholder surplus, net income, and dividends declared or distributed during the preceding 12 months. As of December 31, 2025, GMIC, as a company domiciled in Texas and subject to state insurance regulations, is restricted to paid dividends of the greater of ten percent of prior year ending capital and surplus or prior year net income. GMIC did not declare or pay any dividend during the year ended December 31, 2025 and HSIC did not declare or pay any dividends during the year ended December 31, 2024.
Property and casualty insurance companies are subject to certain Risk Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (“NAIC”). Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risk factors related to it. As of December 31, 2025 and 2024 GMIC’s statutory capital and surplus substantially exceeded the regulatory requirements.
24.    Subsequent Events
On September 2, 2025, the Company entered into two share purchase agreements (the "Apollo Majority SPAs") with institutional and management shareholders, respectively, of Apollo Group Holdings Limited ("Apollo") (the "Majority Sellers"). Pursuant to the Apollo Majority SPAs, in accordance with the terms and subject to the conditions therein, the Company agreed to acquire all of the issued shares of Apollo held by the Majority Sellers, representing approximately 87% of the issued share capital of Apollo. In addition, closing of the transaction ("Closing") was conditioned upon the Company acquiring 100% of the issued share capital of Apollo (the “Acquisition”) at Closing pursuant to additional short-form share purchase agreements with the remaining minority shareholders of Apollo. On January 1, 2026, the Company completed the acquisition for aggregate consideration of approximately $555.0 million, payable in a combination of cash and newly issued shares of the Company’s common stock.
The acquisition closed shortly before the issuance of these consolidated financial statements, therefore, the initial accounting under ASC 805 is not yet complete. The Company is obtaining and evaluating the information necessary to determine the identifiable assets acquired, liabilities assumed, and any resulting goodwill or intangible assets. The required purchase accounting disclosures will be provided in future filings once available.
The Company evaluated subsequent events from December 31, 2025, through the date these consolidated financial statements were issued and did not identify any additional subsequent events requiring disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Remediation of Material Weakness in Internal Control Over Financial Reporting
As previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management concluded that its internal control over financial reporting was not effective because management identified material weaknesses in internal control over financial reporting. Our management concluded that a material weakness existed as of December 31, 2024 related to the ineffective implementation of information technology general controls (“ITGCs”) in the area of user access for systems that support our financial reporting processes. Further, our related process-level IT dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective.
During the year ended December 31, 2025, management took the following actions to remediate the aforementioned internal control deficiencies:
•enhanced our IT compliance oversight function and expanded our team to include team members with experience designing and implementing ITGC;
•developed a training program addressing ITGCs and policies, including educating control owners about the principles and requirements of each control;
•implemented procedures to develop and maintain documentation of underlying ITGCs to promote knowledge transfer upon IT personnel and function changes;
•implemented an IT management review and testing procedures to monitor ITGCs; and
•provided quarterly reporting on the remediation measures to the Audit Committee of our board of directors.
We believe the measures described above have remediated the material weakness previously identified and we have concluded our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2025.
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report included herein titled “Report of Independent Registered Public Accounting Firm-Opinion on Internal Control over Financial Reporting.”
Changes in Internal Control over Financial Reporting
Except in connection with the remediation of the material weakness identified in 2024 as discussed above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections - Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Houston, Texas. Auditor Firm ID: 42
The information required by this Item 14 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) LISTING OF FINANCIAL STATEMENTS
The following consolidated financials statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations and Comprehensive Income (loss) for the three years in the periods ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the three years in the period ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2025, 2024 and 2023
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

10.22+
Form of Non-Employee Director Deferred Restricted Stock Unit Agreement and Form of Notice Under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2025).

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

10.25
First Amendment dated as of February 26, 2024, to that certain Credit Agreement, dated March 29, 2023, by and among Skyward Specialty Inc., the lenders from time to time party thereto and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024).

Exhibit Number	Exhibit Description
10.26
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

10.28+
Form of Severance Agreement between the Company and executive officers (other than the CEO) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2025).

10.29+
Amendment No. 2 to Employment Agreement between the Registrant and Andrew Robinson dated March 1, 2025 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2025).

10.30+
Amended Form of Restricted Stock Unit (Executives) Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.21 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 5, 2025).

10.31+
Amended Form of the Restricted Stock Unit (Others) Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.22 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 5, 2025).

10.32+
Amended Form of Performance Share (Executives) Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.23 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 5, 2025).

10.33+
Amended Form of Performance Share (Others) Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.24 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 5, 2025).

10.34+
Amended Form of Performance Share (GBVPS) (Executives) Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.25 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 5, 2025).

10.35+
Amended Form of Performance Share (GBVPS) (Others) Agreement under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.26 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 5, 2025).

10.36+
Amended Form of Long-Term Performance Cash Plan and Award Letter under the Company’s 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.27 to the Company’s Registration Statement on Form S-8, filed with the SEC on March 5, 2025).

10.37
Share Purchase Agreement, dated September 2, 2025, by and between Skyward Specialty Insurance Group, Inc. and Apollo institutional shareholders, of Apollo Group Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2025).

10.38
Share Purchase Agreement, dated September 2, 2025, by and between Skyward Specialty Insurance Group, Inc. and Apollo management shareholders, of Apollo Group Holdings Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2025).

10.39
Credit Agreement, dated November 13, 2025, by and between Skyward Specialty Insurance Group, Inc. and Barclays Bank PLC, as Administrative Agent, Truist Securities, Inc., Citizens Bank, N.A. and Texas Capital Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 18, 2025).

10.40
Guaranty Agreement, dated November 13, 2025, by and among Skyward Specialty Insurance Group, Inc., Skyward Service Company, Skyward Underwriters Agency, Inc., the loan parties identified on the signature pages thereto and Barclays Bank PLC. Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on November 18, 2025).

10.41
Term Loan Credit Agreement, dated December 30, 2025, by and among Skyward Specialty Insurance Group, Inc., and Barclays Bank PLC, as Administrative Agent, Truist Securities, Inc., Citizens Bank, N.A. and Texas Capital Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2026).

10.42
Guaranty Agreement, dated December 30, 2025, by and among Skyward Specialty Insurance Group, Inc., Skyward Service Company, Skyward Underwriters Agency, Inc., the loan parties identified on the signature pages and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2026).

Exhibit Number	Exhibit Description
10.43
First Amendment, dated December 30, 2025, by and among Skyward Specialty Insurance Group, Inc., Skyward Service Company, Skyward Underwriters Agency, Inc., the loan parties identified on the signature pages and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2026).

19	Skyward Specialty Insurance Securities Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2025).
19.1*	Skyward Specialty Insurance Securities Trading Policy amended November 5, 2025.
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
____________________
*    Filed herewith.
+    Management contract or compensatory plan or arrangement.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN IN RELATED PARTIES

($ in thousands)	Cost	Fair Value (if applicable)	Amount on Balance Sheet
December 31, 2025
Fixed maturity securities, available for sale:
U.S. government securities	$44,190	$44,468	$44,468
Corporate securities and miscellaneous	632,244	636,387	636,387
Municipal securities	102,691	102,116	102,116
Residential mortgage-backed securities	487,145	486,587	486,587
Commercial mortgage-backed securities	72,631	73,050	73,050
Other asset-backed securities	509,854	513,695	513,695
Total fixed maturity securities, available for sale	1,848,755	1,856,303	1,856,303
Fixed maturity securities, held to maturity:
Other asset-backed securities	33,290	33,603	32,822
Total fixed maturity securities, held to maturity	33,290	33,603	32,822
Equity securities:
Preferred stocks	1,138	1,174	1,174
Total equity securities	1,138	1,174	1,174
Mortgage loans	10,093	9,902	9,902
Other long-term investments	37,290	58,650	58,650
Short-term investments	264,299	264,299	264,299
Total	$2,194,865	$2,223,931	$2,223,150

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS (PARENT COMPANY)

	December 31,
($ in thousands)	2025	2024
Assets
Investments:
Investment in subsidiaries	$1,076,288	$853,670
Short-term investments, at fair value	14,513	14,000
Total investments	1,090,801	867,670
Cash and cash equivalents	3,500	2,943
Deferred income taxes	27,865	30,486
Goodwill and intangible assets, net	14,349	12,641
Other assets	10,709	2,905
Total assets	$1,147,224	$916,645
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$17,680	$3,110
Notes payable	100,410	100,000
Subordinated debt, net of debt issuance costs	19,569	19,536
Total liabilities	137,659	122,646
Stockholders’ Equity:
Stockholders’ equity	1,009,565	793,999
Total liabilities and stockholders’ equity	$1,147,224	$916,645

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — STATEMENTS OF OPERATIONS
(PARENT COMPANY)

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Revenues:
Net investment income	$3,371	$3,212	$3,822
Net investment gains (losses)	—	963	(963)
Other loss	—	(2)	(27)
Total revenues	3,371	4,173	2,832
Expenses
Operating expenses	7,899	10,632	—
Interest expense	6,762	8,140	9,815
Amortization expense	620	920	313
Other expenses	17,962	9,646	451
Total expenses	33,243	29,338	10,579
Loss before income tax expense	(29,872)	(25,165)	(7,747)
Income tax expense	45,860	33,578	6,808
Loss before equity in earnings of subsidiaries	(75,732)	(58,743)	(14,555)
Equity in undistributed earnings of subsidiaries	245,760	177,571	100,539
Net income	$170,028	$118,828	$85,984

See accompanying notes to financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — STATEMENTS OF CASH FLOWS (PARENT COMPANY)

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$170,028	$118,828	$85,984
Adjustments to reconcile net income to net cash used in operating activities	(175,769)	(121,563)	(95,947)
Net cash used in operating activities	(5,741)	(2,735)	(9,963)
Cash flows from investing activities:
Purchase of intangible assets and goodwill	(2,000)	—	—
Capital contributions to subsidiaries	(100)	—	(122,800)
Distributions from investment in subsidiaries	8,500	8,500	6,500
Change in short-term investments	(513)	(3,407)	(10,569)
Net cash provided by (used in) investing activities	5,887	5,093	(126,869)
Cash flows from financing activities:
Repayment of stock notes receivable	—	5,561	1,350
Proceeds from long term borrowings	43,411	107,000	50,000
Payments on long term borrowings and trust preferred	(43,000)	(115,000)	(50,000)
Proceeds from equity offerings	—	—	128,887
Proceeds from employee stock purchase plan	—	—	710
Net cash provided by (used in) financing activities	411	(2,439)	130,947
Net increase (decrease) in cash and cash equivalents and restricted cash	557	(81)	(5,885)
Cash and cash equivalents and restricted cash at beginning of year	2,943	3,024	8,909
Cash and cash equivalents and restricted cash at end of year	$3,500	$2,943	$3,024
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,149	$8,573	$10,667

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
The following table sets forth the Company’s carrying and fair values of the Promissory Note as of December 31, 2025 and 2024:

	2025		2024
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
Promissory Note	$57,000	$57,401	$57,000	$56,300

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE

	Years Ended December 31,
	2025		2024		2023
($ in thousands)	Accident & Health	Property & Casualty	Accident & Health	Property & Casualty	Accident & Health	Property & Casualty
Gross amount	$254,102	$1,430,309	$173,073	$1,285,564	$151,702	$1,089,478
Ceded to other companies	(143,811)	(616,193)	(86,503)	(533,151)	(79,091)	(470,047)
Assumed from other companies	—	481,825	—	284,595	—	218,649
Net amount	$110,291	$1,295,941	$86,570	$1,037,008	$72,611	$838,080
Percentage of amount assumed to net	—%	37.2%	—%	27.4%	—%	26.1%

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)	Valuation Allowance For Deferred Tax Assets	Allowance for Uncollectible Reinsurance Recoverable	Allowance for Uncollectible Premiums Receivable
Balance at January 1, 2023	586	—	629
Cumulative effect of adoption of ASU 2016-13 at January 1, 2023	—	2,295	—
Charged to costs and expenses	—	—	748
Amounts written off	—	—	(513)
Recoveries of amounts previously written off	—	—	100
Balance at December 31, 2023	586	2,295	964
Charged to costs and expenses	—	13,585	3,235
Amounts written off	—	(13,585)	(1,895)
Recoveries of amounts previously written off	—	—	128
Balance at December 31, 2024	586	2,295	2,432
Charged to costs and expenses	68	—	2,351
Amounts written off	—	—	(2,141)
Recoveries of amounts previously written off	—	—	498
Balance at December 31, 2025	$654	$2,295	$3,140

SKYWARD SPECIALTY INSURANCE GROUP,  INC. AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
INSURANCE OPERATIONS

	As of and Years Ended December 31,
($ in thousands)	2025	2024	2023
Deferred policy acquisition costs	$136,100	$113,183	$91,955
Reserve for losses and loss adjustment expenses	2,318,894	1,782,383	1,314,501
Unearned premiums	774,035	637,185	552,532
Net earned premium(1)	1,304,505	1,056,722	829,143
Net investment income	83,619	80,686	40,322
Losses and loss adjustment expenses (current year)(1)	810,375	657,783	516,664
Losses and loss adjustment expenses (prior years)(1)(2)	(7,471)	25,728	—
Amortization of policy acquisition costs(1)	195,422	149,975	108,514
Paid claims and claim adjustment expenses(1)	516,712	430,991	363,418
Net premiums written(1)	1,406,232	1,123,578	910,691
Ceded unearned premium	238,948	203,901	186,121
Deferred ceding commission	46,453	40,434	37,057
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

Skyward Specialty Insurance Group, Inc.

Dated: March 2, 2026	/s/ Andrew Robinson
Andrew Robinson Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Robinson	Chairman and Chief Executive Officer	March 2, 2026
Andrew Robinson	(Principal Executive Officer)
/s/ Mark Haushill	Chief Financial Officer	March 2, 2026
Mark Haushill	(Principal Financial and Accounting Officer)
/s/ Gena Ashe	Director	March 2, 2026
Gena Ashe
/s/ Robert Creager	Director	March 2, 2026
Robert Creager
/s/ Marcia Dall	Director	March 2, 2026
Marcia Dall
/s/ James Hays	Director	March 2, 2026
James Hays
/s/ Anthony J. Kuczinski	Director	March 2, 2026
Anthony J. Kuczinski
/s/ Michael Morrissey	Director	March 2, 2026
Michael Morrissey
/s/ Christopher L. Peirce	Director	March 2, 2026
Christopher L. Peirce
/s/ Katharine Terry	Director	March 2, 2026
Katharine Terry