Form 10-Q
period 2026-03-31
Skyward Specialty Insurance Group, Inc.
filed 2026-05-11
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 6, 2026, the registrant had 40,543,065 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (net of allowance for credit losses of $6,500 and $7,000, respectively) (amortized cost of $2,208,212 and $1,848,755, respectively)	$2,195,107	$1,856,303
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $301 and $468, respectively)	30,094	32,822
Equity securities, at fair value	1,140	1,174
Mortgage loans, at fair value	9,088	9,902
Equity method investments	72,101	77,365
Other long-term investments	50,297	58,650
Short-term investments, at fair value	386,514	264,299
Total investments	2,744,341	2,300,515
Cash and cash equivalents	255,910	168,544
Restricted cash	60,521	30,570
Funds at Lloyd’s	108,846	2,509
Options, at fair value	24,401	34,857
Premiums and commissions receivable, net	830,509	544,217
Reinsurance recoverables, net	1,336,937	1,119,880
Ceded unearned premium	314,850	238,948
Deferred policy acquisition costs and VOBA	193,703	136,100
Deferred tax assets	44,138	27,865
Goodwill and intangible assets, net	473,316	88,040
Other assets	160,005	99,807
Total assets	$6,547,477	$4,791,852
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$2,918,903	$2,318,894
Unearned premiums	1,014,666	774,035
Deferred ceding commission	49,035	46,453
Reinsurance and premium payables	479,412	279,888
Funds held for others	157,380	128,003
Deferred tax liabilities	68,466	—
Accounts payable and accrued liabilities	148,737	115,034
Notes payable	466,418	100,411
Subordinated debt, net of debt issuance costs	19,577	19,569
Total liabilities	5,322,594	3,782,287
Stockholders’ equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 44,728,087 shares issued and 44,543,065 shares outstanding at March 31, 2026; 40,511,222 shares issued and outstanding at December 31, 2025	484	405
Treasury stock, at cost, 185,022 and 0 shares, respectively	(8,665)	—
Additional paid-in capital	922,311	730,555
Accumulated other comprehensive (loss) income	(6,126)	11,457
Retained earnings	316,879	267,148
Total stockholders’ equity	1,224,883	1,009,565
Total liabilities and stockholders’ equity	$6,547,477	$4,791,852

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
($ in thousands, except share and per share amounts)	2026	2025
Revenues:
Net earned premiums	$434,007	$300,366
Underwriting fee income	10,078	—
Commission and fee income	1,527	1,976
Net investment income	27,055	19,422
Net investment gains	3,185	6,750
Other income	15	13
Total revenues	475,867	328,527
Expenses:
Losses and loss adjustment expenses	265,223	187,309
Underwriting, acquisition and insurance expenses	124,614	86,551
Fee‑based service expenses	4,170	—
Interest expense	7,719	1,834
Amortization expense	8,843	337
Other expenses	3,222	1,061
Total expenses	413,791	277,092
Income before income taxes	62,076	51,435
Income tax expense	12,345	9,377
Net income	$49,731	$42,058
Comprehensive income
Net income	$49,731	$42,058
Other comprehensive (loss) income:
Unrealized gains and losses on investments:
Net change in unrealized (losses) gains on investments, net of tax	(17,217)	12,255
Reclassification adjustment for gains (losses) on securities no longer held, net of tax	502	(182)
Foreign currency translation adjustment	(868)	—
Total other comprehensive (loss) income	(17,583)	12,073
Comprehensive income	$32,148	$54,131
Per share data:
Basic earnings per share	$1.12	$1.05
Diluted earnings per share	$1.09	$1.01
Weighted-average common shares outstanding
Basic	44,463,167	40,196,416
Diluted	45,443,960	41,680,595

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three months ended March 31,
($ in thousands, except share amounts)	2026	2025
Common shares:
Balance at beginning of year	40,511,222	40,127,908
Issuance of shares	4,031,843	274,971
Balance at March 31,	44,543,065	40,402,879
Treasury shares:
Balance at beginning of year	—	—
Shares acquired	185,022	—
Balance at March 31,	185,022	—
Common stock:
Balance at beginning of year	$405	$401
Issuance of common stock	79	3
Balance at March 31,	$484	$404
Treasury stock:
Balance at beginning of year	$—	$—
Treasury stock acquired	(8,665)	—
Balance at March 31,	$(8,665)	$—
Additional paid-in capital:
Balance at beginning of year	$730,555	$718,598
Issuance of common stock	191,756	2,588
Balance at March 31,	$922,311	$721,186
Accumulated other comprehensive loss:
Balance at beginning of year	$11,457	$(22,120)
Other comprehensive (loss) income, net of tax	(17,583)	12,073
Balance at March 31,	$(6,126)	$(10,047)
Retained earnings:
Balance at beginning of year	$267,148	$97,120
Net income	49,731	42,058
Balance at March 31,	$316,879	$139,178
Total stockholders’ equity	$1,224,883	$850,721

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
($ in thousands)	2026	2025
Cash flows from operating activities:
Net income	$49,731	$42,058
Adjustments to reconcile net income to net cash provided by operating activities	66,806	54,702
Net cash provided by operating activities	116,537	96,760
Cash flows from investing activities:
Net cash paid in acquisition	(303,035)	—
Purchase of fixed maturity securities, available-for-sale	(269,921)	(126,827)
Purchase of equity securities	—	(8,422)
Purchase of equity method investments and other long-term investments	(283)	(200)
Investment in direct and indirect loans	442	13,829
Proceeds from the sales of (payments for the purchase of) property and equipment	1,654	(202)
Proceeds from the sales of fixed maturity securities, available-for-sale	84,032	8,195
Maturities, calls, transfers and paydowns of fixed maturity securities, available-for-sale	50,210	29,537
Maturities, calls and paydowns of fixed maturity securities held-to-maturity	1,536	2,129
Proceeds from the sales of equity securities	—	8,748
Sales of and distributions from equity method and other long-term investments	13,628	4,396
Change in short-term investments	64,961	(33,162)
Change in receivable/payable for securities	(9,525)	—
Cash provided by deposit accounting	4,457	1,200
Net cash used in investment activities	(361,844)	(100,779)
Cash flows from financing activities:
Proceeds from issuance of common stock	200	—
Proceeds from long term borrowings	371,089	—
Treasury stock acquired	(8,665)	—
Net cash provided by financing activities	362,624	—
Net increase in cash and cash equivalents and restricted cash	117,317	(4,019)
Cash and cash equivalents and restricted cash at beginning of period(1)	199,114	157,525
Cash and cash equivalents and restricted cash at end of period(1)	$316,431	$153,506
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,246	$1,805
(1) The sum of cash and cash equivalents and restricted cash from the consolidated balance sheets

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of Skyward Specialty Insurance Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the disclosures required by GAAP for complete consolidated financial statements. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a more complete description of the Company’s business and accounting policies. In the opinion of management, all adjustments necessary for a fair statement of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results of operations for the full year. The consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited annual consolidated financial statements.
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
Updates to Significant Accounting Policies
The following accounting policies have been updated following the Apollo Group Holdings Limited (“Apollo”) acquisition on January 1, 2026.
Description of Business
Skyward Specialty Insurance Group, Inc. (the “Company”), an insurance holding company, is a Delaware corporation that was organized in 2006. It is a specialty insurance company operating in two segments delivering commercial property and casualty products insurance coverages.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Summary of Significant Accounting Policies (continued)

On January 1, 2026, the Company completed its acquisition of Apollo Group Holdings Limited (“Apollo”), a Lloyd’s of London (“Lloyd’s”) specialist insurance and reinsurance group. Apollo includes a Lloyd’s of London Managing Agency, Apollo Syndicate Management Limited (“ASML”), which provides managing agency services to nine Lloyd’s syndicates. Syndicate 1969, underwrites a diversified specialty portfolio, Syndicate 1971 focuses on digital‑economy and technology‑enabled risks, and Syndicate 1972 provides reinsurance for Apollo managed syndicates and provides a quota share facility for Syndicates 1969 and 1971. Apollo participates in its wholly managed syndicates through its corporate member company, Apollo No. 16 Limited (“Apollo No. 16”) which has a quota share agreement in place with Apollo Bermuda Limited.
Commission and Fee Income and Underwriting Fee Income
Managing Agency Fees and Profit Commission
ASML earns a fee for providing managing agency services (such as underwriting oversight, operational administration and regulatory compliance) to the syndicates it manages. These managing agency fees are based on each syndicate’s annual capacity and are recognized over the period of services provided. ASML may also earn profit commission under contractual arrangements with the capital providers to each syndicate. Profit commission is contingent on syndicate profitability and is accrued in accordance with the contractual terms and the subsequent development of underwriting results at the balance sheet date. Amounts are generally not payable until the underlying underwriting results have substantially matured (typically around 36 months after inception), unless interim profit distributions permit earlier payments on account. Intra‑group managing agency fees and profit commission are eliminated on consolidation.
Other Revenue From Management Services
Apollo also earns other services revenue for other administrative and operational services performed for the syndicates it manages, including those supported primarily by third‑party capital providers. Such revenue is measured at the fair value of consideration received or receivable and includes service fees and consortium income. Consortium income represents fees charged to consortia members for whom ASML acts as consortium leader and is recognized at the point in time premiums are written; amounts related to underwriting services provided over multi‑year periods are deferred accordingly.
Foreign Currency
The Company transacts business in numerous currencies through business units located around the world. The functional currency for each business unit is determined by the local currency used for most economic activity in that area. Movements in exchange rates related to transactions in currencies other than a business unit’s functional currency for monetary assets and liabilities are remeasured through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale fixed maturities securities, which are excluded from net income (loss) and accumulated in stockholder’s equity, net of deferred taxes.
The business units’ functional currency financial statements are translated to the Company’s reporting currency, U.S. dollars, using the exchange rates at the end of period for the balance sheets and the average exchange rates in effect for the reporting period for the statements of operations and comprehensive income. Gains and losses resulting from translating the foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated as a separate component of accumulated other comprehensive income in stockholder’s equity.
Reclassifications
During the current period, the Company reclassified amounts previously included in “Other assets” to separate line items on the balance sheet for “Funds at Lloyd’s” and “Options, at fair value” to better reflect the nature of these balances. Prior period amounts have been reclassified to conform to the current presentation.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.    Goodwill and Intangible Assets
The following tables set forth the carrying amount and changes in the balance of goodwill by reporting unit at March 31, 2026 and 2025:

($ in thousands)	Accident and Health	Credit & Surety	Energy Solutions	Apollo	Other	Total
Goodwill
Gross balance at December 31, 2025	$91,577	$6,781	$10,204	$—	$3,879	$112,441
Accumulated impairment at December 31, 2025	(44,821)	—	—	—	(1,886)	(46,707)
Additions	—	—	—	125,408	—	125,408
Net balance at March 31, 2026	$46,756	$6,781	$10,204	$125,408	$1,993	$191,142

($ in thousands)	Accident and Health	Credit & Surety	Energy Solutions	Other	Total
Goodwill
Gross balance at December 31, 2024	$91,577	$6,781	$10,204	$3,879	$112,441
Accumulated impairment at December 31, 2024	(44,821)	—	—	(1,886)	(46,707)
Net balance at March 31, 2025	$46,756	$6,781	$10,204	$1,993	$65,734

The following tables set forth the carrying amount and changes in the balance of other intangible assets at March 31, 2026 and 2025:

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Syndicate Capacity	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2025	$26,491	$1,117	$999	$—	$14,019	$42,626
Accumulated amortization at December 31, 2025	(19,203)	(1,117)	—	—	—	(20,320)
Additions	27,000	—	35,000	200,000	—	262,000
Amortization	(1,257)	—	(875)	—	—	(2,132)
Net balance at March 31, 2026	$33,031	$—	$35,124	$200,000	$14,019	$282,174

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2024	$24,491	$1,117	$999	$14,019	$40,626
Accumulated amortization at December 31, 2024	(17,895)	(1,117)	—	—	(19,012)
Amortization	(259)	—	—	—	(259)
Net balance at March 31, 2025	$6,337	$—	$999	$14,019	$21,355

The Company’s indefinite lived intangible assets relate to insurance licenses, trademarks and Lloyd’s syndicates capacity. Its finite lived intangible assets, which relate to policy renewals, agency relationships, within agent relationships, finite syndicates capacity relationships and non-compete/exclusivity agreements, within non-competes, have a weighted average useful life of approximately 9 years as of March 31, 2026.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.    Goodwill and Intangible Assets (continued)
The Company recognized approximately $2.1 million and $0.3 million in amortization expense for the three months ended March 31, 2026 and 2025, respectively. The following table sets forth the estimated future net amortization expense of intangible assets:

($ in thousands)
Amount
Remainder of 2026	$6,394
Year Ending December 31, 2027	8,525
Year Ending December 31, 2028	8,525
Year Ending December 31, 2029	8,233
Year Ending December 31, 2030	8,025

3.    Investments
The following tables set forth the amortized cost and the fair value by investment category at March 31, 2026 and December 31, 2025:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
Fixed maturity securities, available-for-sale:
U.S. government securities	$160,144	$178	$(774)	$—	$159,548
Non U.S government securities	2,696	—	(25)	—	2,671
Corporate securities and miscellaneous	807,859	8,007	(8,881)	(6,500)	800,485
Municipal securities	96,647	1,150	(2,168)	—	95,629
Residential mortgage-backed securities	475,069	6,260	(10,154)	—	471,175
Commercial mortgage-backed securities	79,618	669	(615)	—	79,672
Other asset-backed securities	586,179	3,239	(3,491)	—	585,927
Total fixed maturity securities, available-for-sale	$2,208,212	$19,503	$(26,108)	$(6,500)	$2,195,107
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$30,395	$4,196	$—	$(301)	$34,290
Total fixed maturity securities, held-to-maturity	$30,395	$4,196	$—	$(301)	$34,290

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
December 31, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,190	$292	$(14)	$—	$44,468
Corporate securities and miscellaneous	632,244	14,223	(3,080)	(7,000)	636,387
Municipal securities	102,691	1,725	(2,300)	—	102,116
Residential mortgage-backed securities	487,145	8,928	(9,486)	—	486,587
Commercial mortgage-backed securities	72,631	1,016	(597)	—	73,050
Other asset-backed securities	509,854	5,194	(1,353)	—	513,695
Total fixed maturity securities, available-for-sale	$1,848,755	$31,378	$(16,830)	$(7,000)	$1,856,303
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$33,290	$829	$(48)	$(468)	$33,603
Total fixed maturity securities, held-to-maturity	$33,290	$829	$(48)	$(468)	$33,603

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at March 31, 2026:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$56,515	$54,611
Due after one year through five years	636,682	630,559
Due after five years through ten years	304,483	305,672
Due after ten years	69,666	67,491
Mortgage-backed securities	554,687	550,847
Other asset-backed securities	586,179	585,927
Total	$2,208,212	$2,195,107

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at March 31, 2026 consisted entirely of asset backed securities that were not due at a single maturity date.
At March 31, 2026, the Company had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $71.3 million pledged as collateral for a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Dallas (“FHLB”) pursuant to an Advances and Security Agreement between the Company and FHLB (the “Advances and Security Agreement”). In accordance with the terms of the FHLB Loan, the Company retains all rights regarding these pledged securities.
At March 31, 2026, the Company had assets with fair values of approximately $77.5 million pledged as collateral for performance obligations under reinsurance agreements. In accordance with the terms of the trust agreements, the Company retains all rights regarding these securities, of which $63.2 million are residential mortgage-backed securities, $12.1 million of cash and cash equivalents and other assets and $2.2 million of short-term investments.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2026 and 2025:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2026
Fixed maturity securities, available-for-sale:
U.S. government securities	$91,541	$(769)	$707	$(5)	$92,248	$(774)
Non-U.S. government securities	2,671	(25)	—	—	2,671	(25)
Corporate securities and miscellaneous	341,776	(4,883)	57,293	(3,998)	399,069	(8,881)
Municipal securities	23,170	(296)	19,570	(1,872)	42,740	(2,168)
Residential mortgage-backed securities	130,908	(1,017)	69,744	(9,137)	200,652	(10,154)
Commercial mortgage-backed securities	11,391	(21)	8,276	(594)	19,667	(615)
Other asset-backed securities	328,244	(2,584)	7,783	(907)	336,027	(3,491)
Total	$929,701	$(9,595)	$163,373	$(16,513)	$1,093,074	$(26,108)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$349	$(1)	$1,565	$(13)	$1,914	$(14)
Corporate securities and miscellaneous	67,644	(346)	63,575	(2,734)	131,219	(3,080)
Municipal securities	19,157	(400)	22,004	(1,900)	41,161	(2,300)
Residential mortgage-backed securities	56,147	(262)	74,075	(9,224)	130,222	(9,486)
Commercial mortgage-backed securities	4,646	(3)	8,363	(594)	13,009	(597)
Other asset-backed securities	85,098	(424)	16,081	(929)	101,179	(1,353)
Total fixed maturity securities, available-for-sale	233,041	(1,436)	185,663	(15,394)	418,704	(16,830)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	1,912	(48)	—	—	1,912	(48)
Total fixed maturity securities, held-to-maturity:	1,912	(48)	—	—	1,912	(48)
Total	$234,953	$(1,484)	$185,663	$(15,394)	$420,616	$(16,878)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)
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
As of March 31, 2026, the Company had 1,057 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company reviewed its investments at March 31, 2026 and determined that for two available-for-sale securities in the “corporate securities and miscellaneous” category, credit impairments existed, based on new recovery analysis that showed deteriorating conditions raising credit concerns. Other than the securities discussed previously, the Company determined that no other credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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
The following table sets forth the changes in the allowance for credit losses on available-for-sale securities and held-to-maturity securities during the three months ended March 31, 2026 and 2025:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2025	$7,000	$468
Recoveries of amounts previously written off	(500)	(167)
Balance at March 31, 2026	$6,500	$301

Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2024	$243
Current period provision for credit losses	7
Balance at March 31, 2025	$250

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)
The following table sets forth the components of net investment gains for the three months ended March 31, 2026 and 2025:

($ in thousands)	2026	2025
Gross realized gains
Fixed maturity securities, available-for-sale	$1,632	$453
Equity securities	—	1,745
Other	175	4
Total	1,807	2,202
Gross realized losses
Fixed maturity securities, available-for-sale	(258)	(120)
Equity securities	—	(678)
Other	(139)	(61)
Total	(397)	(859)
Net unrealized gains (losses) on investments
Equity securities	(33)	1,080
Mortgage loans	99	(66)
Other	1,709	4,393
Net investment gains	$3,185	$6,750

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the three months ended March 31, 2026 and 2025:

($ in thousands)	2026	2025
Fixed maturity securities, available-for-sale	$84,032	$8,195
Equity securities	—	8,748

The following table sets forth the components of net investment income for the three months ended March 31, 2026 and 2025:

($ in thousands)	2026	2025
Income (loss):
Fixed maturity securities, available-for-sale	$29,411	$17,288
Fixed maturity securities, held-to-maturity	(1,077)	822
Equity securities	18	617
Equity method investments	(1,297)	(1,988)
Mortgage loans	(665)	661
Indirect loans	(1,793)	(741)
Short-term investments and cash	3,474	3,192
Other	686	1,061
Total investment income	28,757	20,912
Investment expenses	(1,702)	(1,490)
Net investment income	$27,055	$19,422

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)
The following table sets forth the change in net unrealized gains (losses) on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the three months ended March 31, 2026 and 2025:

($ in thousands)	2026	2025
Fixed maturity securities	$(21,154)	$15,284
Deferred income taxes	3,571	(3,211)
Total	$(17,583)	$12,073

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Fair Value Measurements (continued)
The following table sets forth the range of the discount rate as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
High	11.35%	11.10%
Low	4.66%	4.25%
Weighted average	6.73%	6.40%

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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
High	8.09%	8.34%
Low	6.54%	6.55%
Weighted average	7.67%	7.74%

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Fair Value Measurements (continued)
The following tables set forth the Company’s investments and derivatives within the fair value hierarchy at March 31, 2026 and December 31, 2025:

March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$159,548	$—	$—	$159,548
Non U.S government securities	—	2,671	—	2,671
Corporate securities and miscellaneous	—	658,638	141,847	800,485
Municipal securities	—	95,629	—	95,629
Residential mortgage-backed securities	—	471,175	—	471,175
Commercial mortgage-backed securities	—	79,672	—	79,672
Other asset-backed securities	—	568,324	17,603	585,927
Total fixed maturity securities, available-for-sale	159,548	1,876,109	159,450	2,195,107
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	34,290	34,290
Total fixed maturity securities, held-to-maturity	—	—	34,290	34,290
Equity securities:
Preferred stocks	—	1,140	—	1,140
Total equity securities	—	1,140	—	1,140
Mortgage loans	—	—	9,088	9,088
Short-term investments	386,514	—	—	386,514
Derivatives	24,401	—	—	24,401
Total	$570,463	$1,877,249	$202,828	$2,650,540

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Fair Value Measurements (continued)

December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,468	$—	$—	$44,468
Corporate securities and miscellaneous	—	503,274	133,113	636,387
Municipal securities	—	102,116	—	102,116
Residential mortgage-backed securities	—	486,587	—	486,587
Commercial mortgage-backed securities	—	73,050	—	73,050
Other asset-backed securities	—	495,891	17,804	513,695
Total fixed maturity securities, available-for-sale	44,468	1,660,918	150,917	1,856,303
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	33,603	33,603
Total fixed maturity securities, held-to-maturity:	—	—	33,603	33,603
Equity securities:
Preferred stocks	—	1,174	—	1,174
Total equity securities	—	1,174	—	1,174
Mortgage loans	—	—	9,902	9,902
Short-term investments	264,299	—	—	264,299
Derivatives	34,857	—	—	34,857
Total	$343,624	$1,662,092	$194,422	$2,200,138

The following tables set forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the three months ended March 31, 2026 and 2025:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2025	$150,917	$9,902
Total losses for the period recognized in net investment gains	(62)	(814)
Purchases	11,266	—
Sales/Disposals	(334)	—
Total unrealized losses for the period recognized in accumulated comprehensive (loss) income	(2,337)	—
Balance at March 31, 2026	$159,450	$9,088

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2024	$77,920	$26,490
Total losses for the period recognized in net investment gains	(110)	(66)
Issuances	—	5
Settlements	—	(10,417)
Purchases	5,164	—
Sales/Disposals	(199)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	682	—
Balance at March 31, 2025	$83,457	$16,012
Total losses for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$(84)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Fair Value Measurements (continued)
The transfers into Level 3 during the three months ended March 31, 2026 were the result of securities that began receiving valuations from asset managers that utilized unobservable inputs at the end of the period.
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
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of March 31, 2026, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
Investment in RedBird Capital Partners: Included in other long-term investments is an investment in a limited partnership with RedBird Capital Partners, which invests in Bishop Street Underwriters, LLC (“Bishop Street”), a managing general agent (MGA). The investment had a fair value of $47.2 million at March 31, 2026, which was determined using the net asset value. The Company employs procedures to assess the reasonableness of the fair value of the investment including obtaining and reviewing the audited financial statements. The unfunded commitment related to the investment was $18.3 million at March 31, 2026. The Company may sell its interest in the investment with the appropriate prior written notice and approval by the general partner. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy.
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
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
FHLB Loan	$57,000	$57,112	$57,000	$57,458
Revolving Credit Facility	114,500	114,500	114,500	114,500
Term Loan Facility, net of debt issuance costs	294,918	294,207	300,000	300,000
Notes payable	$466,418	$465,819	$471,500	$471,958
Subordinated debt
Unsecured subordinated notes	$19,577	$20,395	$19,569	$21,020
Subordinated debt, net of debt issuance costs	$19,577	$20,395	$19,569	$21,020

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”). As of March 31, 2026 and December 31, 2025, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate and mature in approximately 2 to 4 years from loan origination. The principal amounts of the loans are approximately 64% of the property’s appraised value at the time the loans were made.
The following table sets forth the carrying value of the Company’s mortgage loans as of March 31, 2026 and 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Commercial	$2,468	$3,334
Hospitality	6,620	6,568
	$9,088	$9,902

The following table sets forth the Company’s gross investment income for mortgage loans for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Commercial	$(824)	$108
Retail	—	304
Hospitality	159	249
	$(665)	$661

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026 and as of December 31, 2025, $2.5 million mortgage loans were in the process of foreclosure and there was 1 mortgage loan that was not producing income for the previous 12 months.
6.    Equity Method Investments and Other
The following table sets forth the carrying value and ownership percentage of the Company’s equity method investments as of March 31, 2026 and 2025:

($ in thousands)	March 31, 2026		December 31, 2025
	Carrying Value	Ownership %	Carrying Value	Ownership %
Arena Special Opportunities Fund, LP units	$24,011	13.4%	$26,936	14.0%
JVM Funds LLC units	14,155	10.1%	14,911	10.1%
Hudson Ventures Fund 2 LP units	5,397	2.5%	5,503	2.5%
RISCOM	4,026	20.0%	3,307	20.0%
Brewer Lane Ventures Fund II LP units	2,522	2.3%	2,251	2.4%
Dowling Capital Partners LP units	292	5.0%	590	5.0%
Arena SOP LP units	—	11.3%	—	11.2%
	$50,403		$53,498

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Equity Method Investments and Other (continued)
The following table sets forth the components of net investment income (loss) from equity method investments for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
RISCOM	$719	$(128)
Dowling Capital Partners LP units	175	13
Hudson Ventures Fund II LP units	(106)	(25)
Brewer Lane Ventures Fund II LP	(12)	170
JVM Funds LLC	(431)	(211)
Arena SOP LP units	—	(1,256)
Arena Special Opportunities Fund, LP units	(1,642)	(551)
	$(1,297)	$(1,988)

The following table sets forth the unfunded commitment of equity method investments as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Brewer Lane Ventures Fund II LP units	$2,650	$3,237
Dowling Capital Partners LP units	386	386
Hudson Ventures Fund 2 LP units	166	166
	$3,202	$3,789

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Investment in RISCOM:
Underlying equity	$3,073	$2,292
Difference	953	1,015
Recorded investment balance	$4,026	$3,307

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Investment in JVM Funds LLC:
Underlying equity	$13,739	$14,457
Difference	416	454
Recorded investment balance	$14,155	$14,911

Investment in Indirect Loans and Loan Collateral
As of March 31, 2026 and December 31, 2025, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Equity Method Investments and Other (continued)
The carrying value of the SMA1 and SMA2 as of March 31, 2026 and December 31, 2025 were as follows:

($ in thousands)	March 31, 2026	December 31, 2025
SMA1	$13,823	$15,418
SMA2	7,875	8,449
Investment in indirect loans and loan collateral	$21,698	$23,867

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
The following table presents the assets of HSIC-01, included in the condensed consolidated balance sheet as of March 31, 2026. The assets presented below only include third-party net assets and exclude any intercompany balances, which were eliminated upon consolidation.

($ in thousands)	March 31, 2026
Assets
Cash and cash equivalents	20,196
Options, at fair value	24,401
Total assets	$44,597

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
The following table presents the notional amounts and fair value of derivative assets in the condensed consolidated balance sheets at March 31, 2026:

($ in thousands)	Derivative Assets
	Notional Amount	Fair Value
Economic hedges	$188,191	$24,401

The Company presents the net gain (loss) recognized on derivative instruments in economic hedging relationships in “losses and loss adjustment expenses” on the condensed consolidated statements of operations. For the three months ended March 31, 2026, the Company recognized $31.3 million, respectively, of pre-tax net losses in losses and loss adjustment expenses.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    Notes Payable & Subordinated Debt
FHLB Loan
On August 30, 2024, the Company entered into the FHLB Loan pursuant to the Advances and Security Agreement. The FHLB Loan is a 4.5-year term loan in the principal amount of $57.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 4.00%. The FHLB Loan is fully secured by a pledge of specific investment securities of HSIC. The Company used the proceeds to fund redemptions of the draws on its prior credit facility.
Term Loan Facility
During the fourth quarter of 2025, the Company entered into a Term Loan Credit Agreement (the “Term Loan Facility”) with a syndicate of participating banks. The Term Loan Facility includes (a) an unsecured senior delayed draw term loan facility (“DDTL”) in the aggregate principal amount of $150.0 million (the “Tranche A DDTL”) and (b) an additional unsecured senior DDTL in the aggregate principal of $150.0 million (the “Tranche B DDTL” and together with the Tranche A DDTL, the “Term Loan Facility”).
The Term Loan Facility was used by the Company to fund a portion of the consideration of the Company’s acquisition of Apollo Group Holdings Limited (“Apollo”) and related transaction fees and expenses. Amounts drawn under the Term Loan Facility bear interest at either term SOFR plus a margin, which ranges from 150 basis points to 190 basis points, or the base rate plus a margin, which ranges from 50 basis points to 90 basis points, each depending on the Company’s debt to capitalization ratio. SOFR is calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate is the highest of (i) the Agent’s then-current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, the Company pays a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Facility, depending on the Company’s debt to capitalization ratio. The Tranche A DDTL matures on January 1, 2028 and the Tranche B DDTL matures on July 2, 2029. On December 30, 2025, the Company drew $150 million of the Tranche A DDTL and $150 million of the Tranche B DDTL for the acquisition of Apollo on January 1, 2026.
The Term Loan Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness exceeding $10.0 million and on the Company’s ability to make distributions to its stockholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants, including financial covenants relating to our minimum consolidated net worth, maximum total debt to capitalization, minimum A.M. Best rating and minimum liquidity, as well as customary events of default. As of March 31, 2026, the Company was in compliance with all covenants.
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
The Company reports debt related to the Term Loan Facility in its March 31, 2026 Condensed Consolidated Balance Sheet, net of debt issuance costs of approximately $5.1 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the debt.
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
Interest on the Revolving Credit Facility is payable quarterly. Amounts drawn under the Facility bear interest at either term SOFR plus a margin, which ranges from 150 and 190 basis points, or the base rate plus a margin, which ranges from

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.    Notes Payable & Subordinated Debt (continued)
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
The Company is subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity, as well as customary events of default. As of March 31, 2026, the Company was in compliance with all covenants.
Debentures
In May 2019, the Company entered into an agreement to issue unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the Notes is fixed at 7.25% for the first 8 years and fixed at 8.25% thereafter. Early retirement of the debt ahead of 8 year commitment requires all interest payments to be paid in full as well as the return of outstanding principal. Principal is due at maturity on May 24, 2039 and interest is payable quarterly. The Notes have junior priority to all previously issued debt. The Company reports debt related to the Notes in its March 31, 2026 Condensed Consolidated Balance Sheet and its December 31, 2025 Consolidated Balance Sheet, net of debt issuance costs of approximately $0.4 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
10.     Segments
The Company has two reportable segments, the Skyward Specialty segment and the Apollo segment, through which it offers a broad array of commercial property and casualty products and solutions on a non-admitted (or E&S) and admitted basis, predominantly in the United States. The Company defines its segment on the basis of the way in which internally reported financial information is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions and allocate resources. The Company’s CODM is the chief executive officer. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results.
The Skyward Specialty segment is made up of nine distinct underwriting divisions, or “continuing business,” and has dedicated underwriting leadership supported by high-quality technical staff with deep experience in their respective niches. The Apollo segment consists of the operations of Apollo, a Lloyd’s‑based specialty insurance platform acquired by the Company on January 1, 2026, structured around two core divisions that collectively support its underwriting, specialty‑risk, and managing‑agency activities. Apollo operates within the Lloyd’s of London market, leveraging Lloyd’s global licensing, centralized underwriting infrastructure, and long‑standing distribution networks to access niche and emerging specialty classes across international markets.
The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The CODM assesses performance for the segments and allocates resources based primarily on gross written premiums, managed premiums and underwriting contribution. The Company does not manage assets by segment, with the exception of goodwill and intangible assets. Investment results, interest expense, amortization expense, corporate expenses and other income and expenses are not allocated to the underwriting segments.
Gross written premiums by underwriting division, managed premiums and underwriting contribution are used to monitor budget versus actual results. The CODM also uses underwriting contribution in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segments and in establishing management’s compensation.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.     Segments (continued)
The following table presents gross written premiums by underwriting division for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Skyward Specialty Segment
Accident & Health	$92,009	$63,169
Captives	57,914	66,929
Credit & Surety	64,174	45,028
Energy Solutions	48,866	75,594
Global Agriculture	102,352	80,617
Global Property	34,517	46,686
Professional Lines	36,228	40,217
Specialty Programs	94,767	62,675
Transactional E&S	50,064	52,006
Total continuing business	580,891	532,921
Exited business	913	2,405
Total Skyward Specialty Segment gross written premiums	581,804	535,326
Apollo Segment
Syndicate 1969	65,008	—
Syndicate 1971	20,892	—
Total Apollo Segment gross written premiums	85,900	—
Total gross written premiums	$667,704	$535,326

The following table sets forth the Apollo segment’s managed premiums for the three months ended March 31, 2026:

Three months ended March 31,
2026
Aligned Syndicates	210,549
Partner Syndicates	89,456
Total managed premiums	$300,005

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.     Segments (continued)
The following table presents information about reported segment net underwriting income, significant segment expenses and a reconciliation of net underwriting income to net income for the three months ended March 31, 2026 and 2025:

Three months ended March 31,	2026			2025
($ in thousands)	Skyward Specialty	Apollo	Total	Skyward Specialty	Total
Underwriting income
Revenues:
Net earned premiums	$363,943	$70,064	$434,007	$300,366	$300,366
Underwriting fee income	—	10,078	10,078	—	—
Commission and fee income	1,527	—	1,527	1,976	1,976
Total underwriting revenues	365,470	80,142	445,612	302,342	302,342
Expenses:
Losses and LAE	228,231	36,992	265,223	187,309	187,309
Amortization of policy acquisition costs	51,059	8,557	59,616	44,490	44,490
Other operating and general expenses	45,904	14,185	60,089	38,148	38,148
Corporate expenses	—	—	4,909	—	3,913
Fee‑based service expenses	—	4,170	4,170	—	—
Total underwriting expenses	325,194	63,904	394,007	269,947	273,860
Underwriting income	$40,276	$16,238	$51,605	$32,395	$28,482

Reconciliation of underwriting income to net income:
Underwriting income			$51,605		$28,482
Add:
Net investment income			27,055		19,422
Net investment gains			3,185		6,750
Other income			15		13
Less:
Interest expense			7,719		1,834
Amortization expense			8,843		337
Other expenses			3,222		1,061
Income before income taxes			62,076		51,435
Income tax expense			12,345		9,377
Net income			$49,731		$42,058

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.    Income Taxes
The following table sets forth the Company’s income tax expense and effective tax rates for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Income tax expense	$12,345	$9,377
Effective tax rate	19.9%	18.2%

The effective tax rate will differ from the statutory rate of 21 percent due to tax charges associated with the effect of foreign operations, permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income, dividends-received deduction, and discrete items. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates of 15% in Bermuda and 25% in UK. The effective tax rate for three months ended March 31, 2026 was impacted by certain discrete tax items, primarily tax benefits from stock-based compensation, which reduced the effective tax rate by 3.1%.
The Company paid income taxes of $2.9 million during the three months ended March 31, 2026.
12.    Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the condensed consolidated balance sheets as of and for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Reserves for losses and LAE, beginning of period	$2,796,491	$1,782,383
Less: reinsurance recoverable on unpaid claims, beginning of period	(1,067,551)	(670,846)
Reserves for losses and LAE, beginning of period, net of reinsurance	1,728,940	1,111,537
Incurred, net of reinsurance, related to:
Current period	233,969	187,309
Prior years	—	—
Total incurred, net of reinsurance	233,969	187,309
Paid, net of reinsurance, related to:
Current period	15,838	15,256
Prior years	138,077	118,900
Total paid	153,915	134,156
Net reserves for losses and LAE, end of period	1,808,994	1,164,690
Plus: reinsurance recoverable on unpaid claims, end of period	1,109,909	706,801
Reserves for losses and LAE, end of period	$2,918,903	$1,871,491

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    Commission and Fee Income and Underwriting Fee Income
Skyward Underwriters Agency, Inc. (“SUA”), a subsidiary of the Company, is a managing general insurance agent and reinsurance broker for property and casualty and accident and health risks in specialty niche markets. Commission and fee income is primarily generated from SUA for the placement of insurance policies on either a third-party insurance or reinsurance company.
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
SUA commission revenue	$2,281	$1,837
SUA fee income	455	1,177
Other	593	10
Total commission and fee revenue	3,329	3,024
Commission and fee expenses	(1,802)	(1,048)
Net commission and fee income	$1,527	$1,976

The Company’s contract assets from commission and fee income as of March 31, 2026 and December 31, 2025 were $0.7 million and $1.0 million, respectively.
Through its Apollo subsidiary ASML, the Company earns revenue for services performed in its capacity as managing agent to both its wholly owned and third‑party capitalized Lloyd’s syndicates. These revenues primarily consist of managing agency fees, which compensate the Company for underwriting oversight, operational administration, and regulatory and compliance support, as well as profit commission, which is contingent upon the underwriting performance of certain syndicates. ASML receives managing agency fees from managed syndicates, including 1969, 1971 and 1972 (collectively the “Managed Syndicates”) at a rate of 0.9% of the managed stamp capacity and for SPA1925 at 1.0%, which is fully recognized over the period the services are rendered. ASML receives profit commission at a rate of 17.5% for Syndicate 1969 and 20.0% for Syndicate 1971, subject to a two-year deficit clause. No profit commission has been recognized for SPA1925 or Syndicate 1972. ASML also receives a share of the leader’s fee for managing consortium arrangements. Managing agency fees and services revenue are recognized over time as services are rendered, while profit commission is recognized only when it becomes probable that no significant reversal will occur. This revenue is disclosed in underwriting fee income.
The following table sets forth the Apollo’s revenues from contracts with customers for the three months ended March 31, 2026:

Three months ended March 31,
($ in thousands)	2026
Managing agents fees	$3,527
Profit commission & consortium overrider charged to Managed Syndicates	6,551
Underwriting fee income	$10,078

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Amortization of policy acquisition costs	$59,616	$44,490
Other operating and general expenses	60,089	38,148
Corporate expenses	4,909	3,913
Total underwriting, acquisition and insurance expenses	$124,614	$86,551

15.    Reinsurance
Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its capital resources. The Company remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The following tables set forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$507,134	$515,489	$408,310	$385,438
Assumed premiums	160,570	149,556	127,016	78,727
Ceded premiums	(234,821)	(231,038)	(192,055)	(163,799)
Net premiums	$432,883	$434,007	$343,271	$300,366
Ceded losses and LAE incurred		$152,573		$135,467

The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Ceded unpaid losses and LAE	$1,109,909	$921,165
Ceded paid losses and LAE	229,323	201,010
Allowance for credit losses	(2,295)	(2,295)
Reinsurance recoverables	$1,336,937	$1,119,880
Ceded unearned premium	$314,850	$238,948

The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At March 31, 2026, the market value of these accounts was approximately $250.7 million. The trust amount will be adjusted periodically, by mutual agreement, based on claim payments and loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at March 31, 2026 and December 31, 2025 was $18.2 million and $22.7 million, respectively, and was included in other assets on the condensed consolidated balance sheets.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.    Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands, except for share and per share amounts)	2026	2025
Numerator
Net income	$49,731	$42,058
Denominator
Basic weighted-average common shares	44,463,167	40,196,416
Dilutive effect of stock units	508,468	1,004,585
Dilutive effect of options	472,325	479,594
Diluted weighted-average common share equivalents	45,443,960	41,680,595
Basic earnings per share	$1.12	$1.05
Diluted earnings per share	$1.09	$1.01

The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Stock units	385,108	56,155
Options	27	2,512

17.    Related Party Transactions
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premium and gross commission expense related to these agreements for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
($ in thousands)	2026	2025
Net earned premium	$30,924	$28,960
Commissions	8,188	7,632

Premiums receivable as of March 31, 2026 and December 31, 2025 were $18.4 million and $13.9 million, respectively.
Other
Advisory and professional services fees and expense reimbursements paid to various affiliated stockholders and directors for the three months ended March 31, 2026 and 2025 were $0.2 million.
See Note 6 for investments involving affiliated companies and additional related party transactions.
18.    Acquisitions
On January 1, 2026 (the “Acquisition Date”), the Company completed the acquisition of Apollo Group Holdings Limited (“Apollo”) pursuant to the Apollo share purchase agreements and acquired 100% of the issued and outstanding share capital of Apollo. Apollo is a U.K.-based specialty underwriting platform operating at Lloyd’s of London. Apollo underwrites a multi-class specialty insurance portfolio and offers products across Property, Casualty, Marine, Energy & Transportation, Specialty and Reinsurance, as well as digital and embedded risk programs. The Company acquired Apollo

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
18.    Acquisitions (continued)
to broaden its specialty insurance platform, expand into additional specialty niches, enhance its innovation and technology capabilities, and strengthen its market position.
The fair value of the consideration transferred, or the purchase price, is approximately $559.1 million. This amount is based on (i) the issuance of 3,679,332 shares of common stock of the Company, using the closing price of Skyward common stock of $51.11 per share on December 31, 2025, the last trading day prior to the Acquisition Date, and (ii) $371.1 million in cash (the “Cash Consideration”). The table below presents the components of the fair value of consideration transferred:

($ in thousands, except for share and per share amounts)
Share consideration
Skyward Specialty Insurance Group, Inc. common stock issued to existing Apollo common stockholders	3,679,332
Skyward Specialty Insurance Group, Inc. closing stock price on December 31, 2025	$51.11
Consideration of Skyward Specialty Insurance Group, Inc. issued common stock	$188,051
Cash consideration	371,089
Total consideration	$559,140

The Company accounted for the transaction as a business combination under ASC 805, Business Combinations (“ASC 805”). The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. The Company is considered the accounting acquirer in the transaction.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
18.    Acquisitions (continued)
The following table summarizes the preliminary purchase price allocation as of the Acquisition Date:

($ in thousands)	January 1, 2026
Assets acquired, excluding goodwill
Fixed maturity securities, available-for-sale, at fair value	$222,460
Short-term investments, at fair value	187,178
Cash and cash equivalents	68,054
Funds at Lloyd's	106,336
Premiums receivable, net	272,803
Reinsurance recoverables, net	165,540
Ceded unearned premium	69,097
Deferred policy acquisition costs and VOBA	56,128
Deferred income taxes	13,966
Intangible assets, excluding goodwill, net	262,000
Other assets	25,830
Total assets acquired, excluding goodwill	1,449,392
Liabilities assumed
Reserves for losses and loss adjustment expenses	477,596
Unearned premiums	233,501
Reinsurance and premium payables	144,536
Funds held for others	18,684
Accounts payable and accrued liabilities	71,506
Deferred income taxes	69,837
Total liabilities assumed	1,015,660
Fair value of net assets acquired, excluding goodwill	433,732
Total consideration	$559,140
Preliminary allocation to goodwill	$125,408

The Apollo acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair values at the Acquisition Date. Goodwill recognized in the transaction represents the excess of consideration transferred over the fair value of identifiable net assets acquired and will not be deductible for tax purposes and is fully allocated to the U.K. segment. Goodwill primarily represents the expected future economic benefits arising from the acquisition, including anticipated synergies from the integration of operations, Apollo’s established specialty underwriting platform, and access to its distribution network and Lloyd’s market presence.
The identifiable intangible assets primarily relate to syndicate capacity, cover holder relationships, strategic partner syndicates and trade names. The amounts, based on preliminary valuations and subject to final adjustment, allocated to intangible assets are as follows:

($ in thousands)	Estimated fair value	Estimated average useful life (in years)	Estimated Annual Amortization Expense
Syndicate 1969 capacity - with fees	$90,000	Indefinite	N/A, indefinite lived asset
Syndicate 1971 capacity - with fees	110,000	Indefinite	N/A, indefinite lived asset
Cover holder relationships	25,000	7	$3,571
Strategic partner syndicates	2,000	5	400
Trade name	35,000	10	3,500
Total	$262,000		$7,471

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
18.    Acquisitions (continued)
The Company also recognized value of business acquired (“VOBA”), which represents the estimated fair value of the deferred acquisition costs of acquired in‑force insurance contracts. VOBA is amortized over one year, reflecting the expected runoff of the acquired in‑force contracts. VOBA is aggregated with deferred policy acquisition costs and included within deferred policy acquisition costs and VOBA on the consolidated balance sheets. For the three months ended March 31, 2026 the Company recognized $7.3 million and $6.7 million in underwriting, acquisition and insurance expenses and amortization expense, respectively, on the consolidated statements of operations related to the amortization of VOBA .
Estimated fair values of assets acquired and liabilities assumed from Apollo are subject to change as additional information is obtained, and will be updated and finalized within the measurement period that will not extend beyond 12 months from the Acquisition Date. Any measurement period adjustments will be recorded in the period in which the adjustments are identified, as if they had been recognized as of the acquisition date.
The results of operations for Apollo of $80.1 million of revenue and $22.2 million of net income from the date of the acquisition to the period ended March 31, 2026, have been included within the accompanying consolidated statements of operations and comprehensive loss. All transaction expenses incurred by the Company were expensed as incurred and reflected in the Company’s results of operations for the period ended December 31, 2025 in accordance with ASC 805. No material transaction expenses were incurred for the period ended March 31, 2026. The Company has not presented the unaudited supplemental pro forma financial information required by ASC 805-10-50-2(h) as it is impractical to do so, as Apollo did not historically prepare quarterly financial statements and its historical financial information was prepared under U.K. GAAP rather than U.S. GAAP.
19.    Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “Skyward Group” as used below refers to Skyward Specialty Insurance Group, Inc. and the terms “our Company,” “we,” “us,” and “our” as used below refer to Skyward Specialty Insurance Group and its consolidated subsidiaries. The term “first quarter” as used below refers to the three months ended March 31, for the time period then ended. We discuss certain key metrics which provide useful information about our business and the operational factors underlying our financial performance. Many of these metrics are generally standard among insurance companies and help to provide comparability with our peers. Select insurance, accounting, operating and financial terms for Skyward Group are defined in the sections entitled “Select Insurance and Financial Terms” and “Key Operating and Financial Metrics” included in our 2025 Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Following the Apollo Acquisition, select insurance, accounting, operating and financial terms’ definitions have been updated in the “Updates to Key Operating and Financial Metrics” section below in this Form 10-Q.
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” in our 2025 Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our 2025 Form 10-K.
The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
Overview
Founded in 2006, Skyward Group is the holding company brand for its U.S. and U.K. businesses, Skyward Specialty Insurance Group, Inc. and Apollo, respectively, delivering a comprehensive suite of specialized insurance solutions across global specialty property and casualty markets. We focus our business on markets that are underserved, dislocated and/or for which standard insurance coverages are insufficient or inadequate to meet the needs of businesses, including our customers and prospective customers operating in these markets. Our customers typically require highly specialized, customized underwriting solutions and claims capabilities. As such, we develop and deliver tailored insurance products and services to address each of the niche markets we serve.
As previously disclosed, on January 1, 2026, the acquisition with Apollo closed. We subsequently announced the introduction of Skyward Group as the unified holding company brand for Skyward Specialty and Apollo, following the successful completion of the transaction. The consideration for the entire issued share capital of Apollo under the Apollo SPAs was $559.1 million, which included (i) $371.1 million in cash (the “Cash Consideration”) and (ii) the issuance of 3,679,332 shares of the Company’s common stock.
Apollo is an integrated specialty insurance and reinsurance group operating within the Lloyd’s of London market, leveraging Lloyd’s global licensing, centralized underwriting infrastructure, and long‑standing distribution networks to access innovative specialty classes across international markets. Apollo’s model incorporates technology enabled underwriting, innovative risk assessment tools, and data driven portfolio management frameworks that are closely aligned with our strategic priorities. Apollo’s operations also include the management of a dedicated syndicate focused on emerging digital economy, autonomy, and platform‑based risks, reflecting a long standing emphasis on innovation and forward‑looking underwriting practices.
Skyward Specialty and Apollo continue to operate as distinct, market facing brands under the newly introduced Skyward Group holding structure. This brand architecture preserves the equity and reputational strength of both organizations while supporting a unified strategic direction and enhanced collaboration across the combined enterprise.
Skyward Specialty’s U.S. insurance companies are rated ‘A’ (Excellent) by AM Best, while Apollo’s underwriting operations continue within the highly rated Lloyd’s market, which carries an ‘A+' (Superior) rating by AM Best and 'AA-' (Very Strong) ratings by S&P Global and Fitch Ratings.
Updates to Key Operating and Financial Metrics
We discuss certain key metrics which provide useful information about our business and the operational factors underlying our financial performance. These metrics are generally standard among insurance companies and help to provide comparability with our peers. For a glossary of terms for Skyward Specialty Insurance Group, Inc. and its subsidiaries and affiliates and a glossary of selected insurance and accounting terms, see the section entitled “Key

Operating and Financial Metrics” included in the 2025 Form 10-K. The following terms have been updated after the Apollo acquisition.
Underwriting income (loss) is a non-GAAP financial measure defined as income (loss) before income taxes excluding net investment income, net investment gains and losses, impairment charges, interest expense, amortization expense and other income and expenses. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of underwriting income (loss) to net income, which is the most directly comparable financial metric prepared in accordance with GAAP.
Operating income (loss) is a non-GAAP financial measure defined as net income excluding net investment gains and losses, amortization expense, goodwill impairment charges and other income and expenses. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of operating income (loss) to net income (loss), which is the most directly comparable financial metric prepared in accordance with GAAP.
Tangible stockholders’ equity is a non-GAAP financial measure defined as stockholders’ equity excluding goodwill and intangible assets and the related deferred tax impact. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of tangible stockholders’ equity to stockholders’ equity, which is the most directly comparable financial metric prepared in accordance with GAAP.
Consolidated Results of Operations
The following table summarizes our consolidated results for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Gross written premiums	$667,704	$535,326
Ceded written premiums	(234,821)	(192,055)
Net written premiums	$432,883	$343,271
Net earned premiums	$434,007	$300,366
Underwriting fee income(1)	10,078	—
Commission and fee income	1,527	1,976
Losses and LAE	265,223	187,309
Underwriting, acquisition and insurance expenses	124,614	86,551
Fee‑based service expenses(1)	4,170	—
Underwriting income(2)	$51,605	$28,482

Net investment income	$27,055	$19,422
Net investment gains	$3,185	$6,750
Interest expense	$7,719	$1,834
Amortization expense	$8,843	$337
Income before income taxes	$62,076	$51,435
Net income	$49,731	$42,058
Operating income(2)	$56,832	$37,597

Loss and LAE ratio	61.1%	62.4%
Net expense ratio(3)	28.4%	28.1%
Combined ratio	89.5%	90.5%

Annualized return on equity	17.8%	20.5%
Annualized return on tangible equity(2)	22.9%	22.9%
Annualized operating return on equity(2)	20.3%	18.3%
Annualized operating return on tangible equity(2)	26.2%	20.5%

(1) Not included in the combined ratio
(2) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2
(3) The underwriting, acquisition and insurance expense ratio includes corporate expenses not allocated to underwriting segments.

Reconciliation of Non-GAAP Financial Measures
Operating Income
The following table provides a reconciliation of operating income to net income for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$62,076	$49,731	$51,435	$42,058
Less (add):
Net investment gains	3,185	2,552	6,841	5,594
Amortization expense	(8,843)	(7,084)	(337)	(276)
Other income	15	12	13	11
Other expenses	(3,222)	(2,581)	(1,061)	(868)
Operating income	$70,941	$56,832	$45,979	$37,597

Underwriting Income
The following table provides a reconciliation of underwriting income to income before federal income tax expense for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Income before income taxes	$62,076	$51,435
Add:
Interest expense	7,719	1,834
Amortization expense	8,843	337
Other expenses	3,222	1,061
Less:
Net investment income	27,055	19,422
Net investment gains	3,185	6,750
Other income	15	13
Underwriting income	$51,605	$28,482

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Stockholders’ equity	$1,224,883	$850,721
Less: Goodwill and intangible assets	473,316	88,040
Add: Deferred tax impact	65,500	—
Tangible stockholders’ equity	$817,067	$763,632

Annualized Operating Return on Equity
The following table provides a reconciliation of annualized operating return on equity to annualized return on equity for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Numerator: annualized operating income	$227,328	$150,388
Denominator: average stockholders’ equity	$1,117,224	$822,360
Annualized operating return on equity	20.3%	18.3%

Annualized Return on Tangible Equity
Annualized return on tangible equity for the three months ended March 31, 2026 and 2025 reconciles to annualized return on equity as follows:

	Three months ended March 31,
($ in thousands)	2026	2025
Numerator: annualized net income	$198,924	$168,232
Denominator: average tangible stockholders’ equity	$869,296	$735,142
Annualized return on tangible equity	22.9%	22.9%

Annualized Operating Return on Tangible Equity
Annualized operating return on tangible equity for the three months ended March 31, 2026 and 2025 reconciles to annualized return on equity as follows:

	Three months ended March 31,
($ in thousands)	2026	2025
Numerator: annualized operating income	$227,328	$150,388
Denominator: average tangible stockholders’ equity	$869,296	$735,142
Annualized operating return on tangible equity	26.2%	20.5%

Segment Information
Beginning in the first quarter of 2026, we reported our results under two operating segments: the Skyward Specialty segment and the Apollo segment. The Skyward Specialty segment represents our U.S. based specialty insurance operations conducted under the Skyward Specialty brand and the Apollo segment represents Apollo’s U.K. based operations, including its managed Lloyd’s syndicates and managing agency activities.
This revised segment structure reflects the Company’s organizational alignment under Skyward Group, and enhances the transparency of the distinct operating environments, regulatory frameworks, and market dynamics in which the Company operates. Our segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to our chief operating decision makers. The Chief Executive Officer is the Company’s chief operating decision maker. They do not assess performance, measure return on equity or make resource allocation decisions on a line of business basis. Management measures segment performance for our two underwriting segments based on underwriting income or loss. We do not manage our assets by segment, with the exception of goodwill and intangible assets, and investment income and corporate expenses are not allocated to each underwriting segment.
We determined our reportable segments using the management approach described in accounting guidance regarding disclosures about segments of an enterprise and related information. The accounting policies of the segments are the same as those used for the preparation of our consolidated financial statements.
Skyward Specialty Segment
Our Skyward Specialty segment is organized into nine distinct underwriting divisions each of which has dedicated underwriting leadership supported by high-quality technical staff with deep experience in their respective niches. We believe this structure and expertise allow us to serve the needs of our customers effectively and be a value-add partner to our distributors, while earning attractive risk-adjusted returns. During the first quarter of 2026, we updated our underwriting divisions to align with how management currently oversees the business, allocates resources and evaluates operating performance. Our Credit unit is now included in the Surety unit and has been renamed Credit & Surety and Agriculture and Credit (Re)insurance has been renamed Global Agriculture. The Construction & Energy Solutions division is now the Energy Solutions division. Certain lines of business have been discontinued and are now presented in exited business. Prior reporting periods have been conformed to reflect the new presentation.
Underwriting Results
Premiums
The following tables present the Skyward Specialty segment’s gross written premiums by underwriting division, net written premiums and net earned premiums for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025	Change	% Change
Accident & Health	$92,009	$63,169	$28,840	45.7%
Captives	57,914	66,929	(9,015)	(13.5%)
Credit & Surety	64,174	45,028	19,146	42.5%
Energy Solutions	48,866	75,594	(26,728)	(35.4%)
Global Agriculture	102,352	80,617	21,735	27.0%
Global Property	34,517	46,686	(12,169)	(26.1%)
Professional Lines	36,228	40,217	(3,989)	(9.9%)
Specialty Programs	94,767	62,675	32,092	51.2%
Transactional E&S	50,064	52,006	(1,942)	(3.7%)
Total continuing business	580,891	532,921	47,970	9.0%
Exited business	913	2,405	(1,492)	(62.0%)
Total Skyward Specialty segment gross written premiums	$581,804	$535,326	$46,478	8.7%

Net written premiums	$371,029	$343,271	$27,758	8.1%
Net earned premiums	$363,943	$300,366	$63,577	21.2%

The 9.0% growth in gross written premiums for continuing business, when compared to the same 2025 period, was primarily driven by new business in our specialty programs, accident & health, global agriculture and credit & surety divisions. Partially offsetting the growth were decreases in the (i) energy solutions and captives divisions due to non-renewing business, and (ii) global property division due to increased competition in the property market and decreases in rates.
Net written premiums for the first quarter of 2026 were $371.0 million compared to $343.3 million for the same 2025 period, an increase of $27.7 million or 8.1%. The increases in net written premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
Net earned premiums for the first quarter of 2026 were $363.9 million compared to $300.4 million for the same 2025 period, an increase of $63.6 million or 21.2%. The increases in net earned premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in this Item 2.

Combined Ratio
The following table sets forth the components of the Skyward Specialty segment’s combined ratios for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
($ in thousands)	$ Amount	% of Net Earned Premiums	$ Amount	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$220,446	60.6%	$180,809	60.2%
Cat loss and LAE(1)	7,785	2.1%	6,500	2.2%
Total losses and LAE	228,231	62.7%	187,309	62.4%
Expenses:
Net policy acquisition expenses	51,059	14.0%	44,490	14.8%
Other operating and general expenses	45,904	12.6%	38,148	12.7%
Underwriting, acquisition and insurance expenses	96,963	26.6%	82,638	27.5%
Less: commission and fee income	(1,527)	(0.4%)	(1,976)	(0.7%)
Total net expenses	$95,436	26.2%	$84,575	26.8%
Combined ratio		88.9%		89.2%
(1) Current accident year
The loss ratio for the first quarter of 2026 increased slightly when compared to the same 2025 period. Catastrophe losses in the first quarter decreased slightly when compared to the same 2025 period, which was impacted by convective storms in the Midwest and the California wildfires. The first quarter of 2026 was impacted by winter and convective storms. The non-cat loss and LAE ratio was impacted by business mix shift when compared to the same 2025 period.
The expense ratios for the first quarter of 2026 improved 0.6 points when compared to the same 2025 period due to earnings leverage partially offset by higher acquisition costs due to the business mix shift.
The expense ratios for all periods presented exclude the impact of corporate expenses which is presented separately in the combined group’s expense ratio. It also excludes IPO and management incentive plan related stock compensation, which are reported in other expenses in our condensed consolidated statements of operations and comprehensive income.
Apollo Segment
Our Apollo segment operates within the Lloyd’s of London market, leveraging Lloyd’s global licensing, centralized underwriting infrastructure, and long‑standing distribution networks to access innovative specialty classes across international markets.
Syndicate 1969 – Lloyd’s Specialist Syndicate (“Syndicate 1969”): Syndicate 1969 is a diversified, multi‑class specialty underwriting syndicate. Apollo underwrites a broad portfolio of traditional specialty lines, including property, casualty, marine, energy & transport, and a variety of other specialty classes. The syndicate’s business mix is designed around disciplined risk selection, class‑specific underwriting teams, and a balanced mix of short‑ and medium‑tail exposures.
Syndicate 1971 – Digital Economy Syndicate (“Syndicate 1971”): Syndicate 1971 is a digital‑economy and innovation‑focused underwriting syndicate designed to support clients operating in the new economy, including technology‑enabled platforms, autonomous mobility enterprises, human logistics operators, and other emerging, data‑driven business models. Underwriting emphasizes data rich partnerships, bespoke coverage structures, and advanced analytical tools that inform pricing and risk assessment. The product suite includes liability coverages tailored for platform‑based models, autonomous vehicle ecosystems, electrification transitions, and related next‑generation exposures. The syndicate also partners with clients on ongoing data sharing, enabling enhanced portfolio insights and continuous refinement of underwriting models.
Syndicate 1972 – Reshare (“Syndicate 1972”): Syndicate 1972 commenced underwriting in 2026 and operates as a dedicated quota‑share reinsurance vehicle supporting Apollo’s broader underwriting platform. The syndicate provides proportional reinsurance capacity primarily to Syndicates 1969 and 1971, enabling efficient capital deployment, portfolio optimization, and risk diversification across the Apollo Segment.
Managed Premiums: In addition to its own underwriting syndicates, Apollo operates a managing‑agency platform, administering several third‑party syndicates on behalf of external capital providers. Through this structure, Apollo delivers managing agency services, including oversight, compliance, performance monitoring, and operational support. These arrangements allow Apollo to expand its access to innovative and emerging specialty products while generating fee based income.
U.K. and Lloyd’s of London
In the U.K., under the Financial Services and Markets Act 2000 (“FSMA”), no person may carry on a regulated activity unless authorized or exempt. Effecting or intermediating contracts of insurance or reinsurance are regulated activities requiring authorization. Effecting contracts of insurance requires authorization by the Prudential Regulation Authority (“PRA”) and is regulated by the Financial Conduct Authority (“FCA”). Intermediating contracts of insurance requires authorization by the FCA.
Under the Financial Services Act 2012, the FCA is a conduct regulator for all U.K. firms carrying on regulated activity in the U.K. while the PRA is the prudential regulator for U.K. banks, building societies, credit unions, insurers and major investment firms. As a prudential regulator, the PRA’s general objective is to promote the safety and soundness of the firms it regulates. The PRA rules require financial firms to hold sufficient capital and have adequate risk controls in place.
The FCA’s statutory strategic objective is to ensure that relevant markets function well and have operational objectives to protect consumers and protect financial markets and to promote competition. It makes rules covering how the firm must be managed and requirements relating to the firm’s systems and controls, how business must be conducted and the firm’s arrangements to manage financial crime risk. The PRA and the FCA require regular and ad hoc reporting and monitor compliance with their respective rule books through a variety of means including the collection of data, industry reviews and site visits.
Lloyd’s is a society of corporate and individual members that underwrite insurance and reinsurance as members of syndicates. A syndicate is made up of one or more members that form a group to accept insurance and reinsurance risks. Each syndicate is managed by a managing agent that writes insurance business on behalf of the members of the syndicate. Syndicate members receive profits or bear losses in proportion to their respective shares in the syndicate for each underwriting year of account.
Lloyd’s is subject to U.K. law and is authorized under the FSMA. The Lloyd’s Act 1982 defines the governance structure and rules under which the society operates. Under the Lloyd’s Act 1982, the Council of Lloyd’s is responsible for managing, supervising and supporting the Lloyd’s market. Lloyd’s agrees to syndicates’ business plans and evaluates performance against those plans. Syndicates are required to underwrite only in accordance with their agreed business plans. If they fail to do so, Lloyd’s can take a range of actions including, as a last resort, prohibiting a syndicate from underwriting.
Lloyd’s has a global network of licenses and authorizations, and underwriters at Lloyd’s may write business in countries where Lloyd’s has authorized status or exemptions available to non-admitted insurers or reinsurers. Lloyd’s licenses can only be used if the Syndicate Business Forecast, agreed annually with Lloyd’s, names those countries. Lloyd’s also manages and protects the Lloyd’s network of international licenses, monitors syndicates’ compliance with Lloyd’s Principles for doing business and is responsible for setting both member and central capital levels.
Apollo Group Holdings Limited
Apollo Group Holdings Limited, (“Apollo”) through its subsidiary ASML, is authorized and regulated by the PRA and regulated by the FCA to conduct insurance and reinsurance business. ASML is a Lloyd’s managing agent authorized by Lloyd’s to manage approved Lloyd’s syndicates.
Bermuda
Apollo Bermuda Limited ( “ABL”) is licensed in Bermuda as a Class 3A commercial insurer with the provisions of the Bermuda Insurance Act 1978 (the “Insurance Act”). ABL is a wholly owned subsidiary of Apollo. The principal activity of ABL is underwriting an affiliated quote share of Apollo 16 Limited, a corporate member supporting the underwriting capital for Syndicate 1969 and Syndicate 1971.
The Insurance Act provides that no person shall carry on any insurance or reinsurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (“BMA”) under the Insurance Act. The Insurance Act imposes upon Bermuda insurance companies, among other things, solvency and liquidity standards, auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies.
In addition, ABL must comply with all requirements pertaining to Class 3A insurers, which includes, among other things: the appointment of a loss reserve specialist and an independent auditor, maintaining a principal office in Bermuda and the appointment of a principal representative in Bermuda, the filing of annual Statutory Financial Returns together with annual GAAP financial statements and an annual Capital and Solvency Return, compliance with minimum and enhanced capital requirements, together with certain restrictions on reductions of capital and the payment of dividends and distributions as well as group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct.
Underwriting Results
Select Apollo metrics for the first quarter of 2025 are presented on a pro forma basis for comparative purposes only and are not necessarily indicative of the operating results that Skyward Group would have recognized had the acquisition actually been completed on January 1, 2025. Pro forma information is unaudited.
Premiums
The following table sets forth gross written premiums by underwriting division for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025(1)	Change	% Change
Syndicate 1969	$65,008	$53,449	$11,559	21.6%
Syndicate 1971	20,892	18,941	1,951	10.3%
Total gross written premiums	$85,900	$72,390	$13,510	18.7%

Net written premiums	$61,854	$—	$—	—%
Net earned premiums	$70,064	$—	$—	—%
(1) Prior year information is pro forma

Gross written premiums for the quarter increased $13.5 million, or 18.7%, compared to the pro forma 2025 period. The increase was primarily driven by growth in Syndicate 1969, which benefited from continued growth and expansion across select specialty lines.
Combined Ratio
The Apollo segment’s combined ratio for the three months ended March 31, 2026 was 85.3%. Total non-cat losses and LAE for the three months ended March 31, 2026 were $37.0 million, or 52.8%. Total underwriting, acquisition and insurance expenses for the three months ended March 31, 2026 were $22.7 million, or 32.5%. Net policy acquisition expenses were $8.6 million, or 12.2%, and other operating and general expenses were $14.2 million, or 20.3% points.
Managed Premiums and Underwriting Fee Income
Apollo provides managing agency services to nine syndicates within its Lloyd’s managing agency platform. The capital aligned syndicates, Syndicate 1969, Syndicate 1971 and Syndicate 1972, are wholly managed and partly capitalized by Apollo’s Lloyd’s capital member Apollo No. 16. Platform Partner syndicates are managed by Apollo on behalf of third‑party partners and Apollo does not currently provide capital for underwriting of these syndicates. Apollo receives managing agency fees and performance‑based income for their managing agency services from all syndicates on its Lloyd's platform. For the three months ended March 31, 2026, underwriting fee income was $10.1 million.

The following table sets forth the fee generating gross written premiums for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025(1)
Aligned Syndicates	210,549	142,957
Partner Syndicates	89,456	58,712
Total fee generating gross written premiums	$300,005	$201,669
(1) Prior year information is pro forma

Total fee generating gross written premiums for the three months ended March 31, 2026 increased 48.8% compared to the same pro forma 2025 period, primarily driven by an additional partner syndicate and organic growth across both aligned and partner syndicates.

Investments
Composition of Investment Portfolio
In the first quarter of 2026, the Company revised its presentation of our investment portfolio to (i) report short-term investments separately from cash and cash equivalents following the closing of the Apollo acquisition, and (ii) include equities in alternative & strategic investments after the sale of the majority of the equity portfolio in 2025. The prior year period has been recast to reflect this change.
The following table sets forth the components of our investment portfolio at carrying value at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Cash and cash equivalents	$364,756	11.7%	$171,053	6.9%
Short-term investments	386,514	12.4%	264,299	10.7%
Fixed income	2,204,195	70.9%	1,866,205	75.5%
Alternative and strategic investments	153,632	5.0%	168,837	6.8%
Total portfolio	$3,109,097	100.0%	$2,471,568	100.0%

Investment Results
The following table sets forth the components of net investment income and net investment gains (losses) for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
$ in thousands	2026	2025
Short-term investments	$2,488	$3,201
Cash and cash equivalents	1,659	924
Fixed income	27,365	16,730
Alternative and strategic investments	(4,457)	(1,433)
Net investment income	$27,055	$19,422
Net unrealized gains on securities still held	$1,775	$5,492
Net realized gains	1,410	1,258
Net investment gains	$3,185	$6,750

Net investment income for the first quarter of 2026 increased $7.6 million when compared to the same 2025 period, driven by increased income from our fixed income portfolio due to a larger asset base as a result of the Apollo acquisition and a higher book yield of 5.3% at March 31, 2026 compared to 5.2% at March 31, 2025.
The alternative and strategic investments portfolio continued to be impacted by the decline in the fair value of limited partnership investments.
When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. We reviewed our available-for-sale fixed maturities at March 31, 2026, we recognized a recovery of amounts previously written off for credit losses of $0.5 million for one available-for-sale “corporate securities and miscellaneous” security, bringing our total allowance down to $6.5 million on two securities. Other than the securities discussed previously, we determined that no other credit impairment existed at March 31, 2026. See Note 3, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Fixed income
Our fixed income portfolio primarily consists of investment grade fixed income securities, which are predominantly highly-rated and liquid bonds, and commercial mortgage loans.

The following table sets forth the components of our fixed income securities at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
U.S. government securities	$159,548	7.2%	$44,468	2.4%
Non-U.S. government securities	2,671	0.1%	—	—%
Corporate securities and miscellaneous	800,485	36.3%	636,387	34.1%
Municipal securities	95,629	4.3%	102,116	5.5%
Residential mortgage-backed securities	471,175	21.4%	486,587	26.1%
Commercial mortgage-backed securities	79,672	3.6%	73,050	3.9%
Other asset-backed securities	585,927	26.6%	513,695	27.5%
Total fixed income portfolio, available-for-sale	2,195,107	99.5%	1,856,303	99.5%
Commercial mortgage loans	$9,088	0.5%	$9,902	0.5%
Total fixed income portfolio	$2,204,195	100.0%	$1,866,205	100.0%

The weighted average credit rating of our available-for-sale fixed income portfolio was “A+” at March 31, 2026 and December 31, 2025. The following table sets forth the credit quality of our available-for-sale fixed income portfolio at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$311,181	14.2%	$286,563	15.4%
AA	647,817	29.5%	548,030	29.6%
A	714,622	32.6%	620,813	33.5%
BBB	501,601	22.9%	379,586	20.4%
BB and Lower	19,886	0.9%	21,311	1.1%
Total fixed income portfolio, available-for-sale	$2,195,107	100.0%	$1,856,303	100.0%

Our commercial mortgage loans are primarily senior loans on real estate across the U.S.
The average duration of our fixed income portfolio was approximately 3.54 years and 3.60 years, respectively, as of March 31, 2026 and December 31, 2025.
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
Other Items
Interest expense
Interest expense for the three months ended March 31, 2026 was $7.7 million compared to $1.8 million for the same 2025 period, due to additional interest expense related to the Term Loan Facility and Revolving Credit Facility (both are defined in the “Credit Agreements” section below).
Amortization expense
Amortization expense for the three months ended March 31, 2026 was $8.8 million compared to $0.3 million for the same 2025 period. The increase was due to the amortization of the value of business acquired (“VOBA”) asset and additional definite-lived intangible assets recognized in the Apollo acquisition.

Income Taxes
Income tax expense for the three months ended March 31, 2026 was $12.3 million compared to $9.4 million for the same 2025 period. Our effective tax rate for the three months ended March 31, 2026 was 19.9% compared to 18.2% for the same 2025 period. The effective tax rate for the three months ended March 31, 2026 was impacted by certain discrete tax items, primarily tax benefits from stock-based compensation, which reduced the effective tax rate by 3.1%. For additional information, see Note 11 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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
Our cash flows for the three months ended March 31, 2026 and 2025:

($ in thousands)	2026	2025
Cash and cash equivalents provided by (used in):
Operating activities	$116,537	$96,760
Investing activities	(361,844)	(100,779)
Financing activities	362,624	—
Change in cash and cash equivalents and restricted cash	$117,317	$(4,019)

The increase in cash provided by operating activities in 2026 when compared to 2025 was primarily due to positive cash flow from our insurance operations. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
The increase in net cash used in investing activities in 2026 when compared to 2025 was primarily driven by the cash paid for the acquisition of Apollo and the purchase of fixed maturity securities, partially offset by proceeds from the sales of investment securities.
The increase in net cash provided by financing activities in 2026 when compared to 2025 was due to proceeds from the Term Loan Facility and the draw on the Revolving Credit Facility used to fund the Apollo acquisition.
Credit Agreements
FHLB Loan
On August 30, 2024, we entered into the FHLB Loan pursuant to the Advances and Security Agreement. The FHLB Loan is a 4.5-year term loan in the principal amount of $57.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 4.00%. The FHLB Loan is fully secured by a pledge of specific investment securities of HSIC. We used the proceeds to fund redemptions of the draws on the prior credit facility.
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

We used the Term Loan Facility to fund a portion of the consideration of the acquisition of Apollo and related transaction fees and expenses. Amounts drawn under the Term Loan Facility will bear interest at either term SOFR plus a margin, which will range from 150 basis points to 190 basis points, or the base rate plus a margin, which will range from 50 basis points to 90 basis points, each depending on our debt to capitalization ratio. SOFR is calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate is the highest of (i) the Agent’s then-current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, we will also pay a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Facility, depending on our debt to capitalization ratio. The Tranche A DDTL matures on January 1, 2028 and the Tranche B DDTL matures on July 2, 2029. On December 30, 2025, we drew $150 million of the Tranche A DDTL and $150 million of the Tranche B DDTL for the acquisition of Apollo on January 1, 2026.
The Term Loan Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness exceeding $10.0 million and on our ability to make distributions to our stockholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants, including financial covenants relating to our minimum consolidated net worth, maximum total debt to capitalization, minimum A.M. Best rating and minimum liquidity, as well as customary events of default. As of March 31, 2026, we were in compliance with all covenants.
The Term Loan Facility is unsecured. In connection with the Revolving Credit Facility, during the fourth quarter of 2025, we and the subsidiary guarantors party thereto, entered into a guaranty agreement, pursuant to which our obligations under the Term Loan Facility are guaranteed by us and our existing wholly-owned subsidiaries and subsequently acquired or organized subsidiaries, excluding insurance company subsidiaries and subject to certain other exceptions.
We report debt related to the Term Loan Facility as of March 31, 2026 Condensed Consolidated Balance Sheet, net of debt issuance costs of approximately $5.1 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the debt.
Revolving Credit Facility
During the fourth quarter of 2025, we entered into a Credit Agreement (the “Revolving Credit Facility”) with a syndicate of participating banks. The Revolving Credit Facility is unsecured and provided us with up to an initial maximum principal amount of $150.0 million which was increased to $250.0 million on the closing date of our acquisition of Apollo.
We initially drew $43.0 million, which was used to redeem our prior revolving credit facility (described below). On December 30, 2025, we drew an additional $71.5 million which was used for the consideration paid for the acquisition of Apollo on January 1, 2026.
Interest on the Revolving Credit Facility is payable quarterly. Amounts drawn under the Facility bear interest at either term SOFR plus a margin, which ranges from 150 and 190 basis points, or the base rate plus a margin, which ranges from 50 basis points to 90 basis points, each depending on our debt to capitalization ratio. SOFR will be calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate will be the highest of (i) the Agent’s then current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, we also pay a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Facility, depending on our debt to capitalization ratio. The availability period under the Facility will terminate on November 12, 2030.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity, as well as customary events of default. As of March 31, 2026, we were in compliance with all covenants.
Debentures
In May 2019, we entered into an agreement to issue unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the Notes is fixed at 7.25% for the first 8 years and fixed at 8.25% thereafter. Early retirement of the debt ahead of the 8-year commitment requires all interest payments to be paid in full as well as the return of outstanding principal. Principal is due at maturity on May 24, 2039 and interest is payable quarterly. The Notes have junior priority to all previously issued debt. We report debt related to the Notes as of March 31, 2026 Condensed Consolidated Balance Sheet and December 31, 2025 Consolidated Balance Sheet, net of debt issuance costs of approximately $0.4 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
Share Repurchase Program
In October 2024, the Board of Directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock. The shares may be repurchased from time to time in open market purchases, privately-

negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including through Rule 10b5-1 trading plans. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The share repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. As of March 31, 2026, no shares have been repurchased under this plan.
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
For the three months ended March 31, 2026 our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 64.8% compared to 64.1% for the same 2025 period.
Credit and Financial Strength Ratings
On August 14, 2025, A.M. Best affirmed Skyward Specialty’s financial strength rating of A (Excellent) with a stable outlook.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.
In connection with the evaluation of our disclosure controls and procedures as of March 31, 2026, the scope of such evaluation excluded Apollo, which was acquired on January 1, 2026. The Company excluded Apollo from the evaluation because the entity and its related systems, processes and controls are in the process of being integrated into the Company’s overall financial reporting and disclosure control framework. Management plans to complete the integration and related evaluation of Apollo’s disclosure controls and procedures during 2026.
Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The evaluation of disclosure controls and procedures and internal control over financial reporting as of March 31, 2026 excluded Apollo, which was acquired on January 1, 2026, as the integration of Apollo’s systems and controls into the Company’s control environment is ongoing.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”), as supplemented by the below risk factor updates. There have been no other material changes in our risk factors in the three months ended March 31, 2026 from those disclosed in our 2025 Form 10-K.
Increased public attention from regulators, policymakers, investors, and other stakeholders regarding environmental, social and governance matters may expose us to negative public perception, cause reputational harm, impose additional costs on our business or impact our stock price.
Recently, more attention is being directed towards publicly traded companies regarding environmental, social and governance (“ESG”) matters. A wide variety of stakeholders, including institutional investors, regulators, and investor advocacy groups have become increasingly focused on companies’ ESG practices and disclosures, which has led to an environment of increased regulatory complexity and potentially conflicting directives. The heightened and sometimes conflicting stakeholder focus on ESG issues requires the continuous monitoring of evolving laws, regulations, standards and expectations, as well as associated reporting requirements. Regulators across various jurisdictions have adopted and could continue to adopt pro- or anti-ESG-related rules and guidance, which may conflict and impose additional compliance costs. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns could cause harm to our business and reputation. Alternatively, there could be backlash by investors or customers relating to ESG related topics which could cause harm to our business and reputation. Damage to our reputation as a result of our provision of policies to certain insureds could result in decreased demand for our insurance products and could have a material adverse effect on our business, operational results and financial results, as well as require additional resources to rebuild our reputation, competitive position and brand strength.
We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.
Our primary U.S. insurance subsidiaries, GMIC, HSIC and IIC, are subject to extensive regulation in Texas, their state of domicile, and to a lesser degree, the other states in which they operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.
Our U.S. insurance subsidiaries are part of an “insurance holding company system” within the meaning of applicable Texas statutes and regulations. As a result of such status, certain transactions between our insurance subsidiaries and one or more of their affiliates may not be affected unless the insurer has provided notice of that transaction to the Texas Department of Insurance. These prior notification requirements may result in business delays and additional business expenses. If our insurance subsidiaries fail to file a required notification or fail to comply with other applicable insurance regulations in Texas, we may be subject to significant fines and penalties and our working relationship with the Texas Department of Insurance may be impaired.
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
U.K. Regulations
The laws and regulations of the jurisdictions and markets, including Lloyd’s may impose certain requirements on us or our subsidiaries that could have an impact on our business, including meeting solvency standards, maintaining minimum levels of statutory capital and liquidity, and potentially undergoing periodic examinations of their financial condition and compliance with underwriting and other regulations.
Compliance with data protection, privacy, and cybersecurity laws exposes us to regulatory, operational, financial, and reputational risks.
Our business involves the collection, use, storage, and transmission of sensitive personal, financial, and proprietary information of many parties, including policyholders, insureds, claimants, employees, and third-party service providers. We are subject to an increasingly complex and evolving framework of data protection, privacy, and information security laws and regulations in the U.S., U.K., and other jurisdictions in which we operate. These laws and regulations include U.S. federal and state privacy and cybersecurity requirements, such as state consumer privacy statutes, as well as sector-specific insurance regulations and, where applicable, non-U.S. data protection regimes. Many of these laws and regulations impose obligations regarding data governance, security controls, individual rights, incident response, vendor oversight, and cross-border data transfers. The interpretation and enforcement of these requirements are evolving, and regulatory guidance and expectations may change rapidly.
Compliance with these laws and regulations requires significant and ongoing investment in people, systems, processes, and controls, and as we may be required to modify or enhance our security measures, monitoring systems, training programs, and contractual protections with third parties as these laws and regulations continue to evolve. These efforts may increase our operating costs and limit our ability to use data in ways that support operational efficiency, analytics, and product development. Failure, or perceived failure, to comply with applicable data protection or privacy requirements could result in investigations, fines, penalties, remediation obligations, restrictions on processing activities, contractual liability, and litigation, including class actions. Any of these developments could materially and adversely affect our business, results of operations, financial condition, and prospects.
Failure to comply with corporate substance requirements could result in penalties, increased costs, and have an adverse impact on our business.
We operate in multiple non-U.S. jurisdictions through our Apollo subsidiaries, including Bermuda, which has enacted minimum economic or corporate substance laws and regulations through the Bermuda Economic Substance Act 2018 (the “BES Act”). Apollo monitors its corporate substance, through its subsidiary Apollo Bermuda Limited, in Bermuda closely to ensure that it continues to meet these requirements. Compliance with the BES Act may require us to incur additional operating costs, including costs related to personnel, facilities, professional services, and internal controls, or to modify aspects of our organizational structure, business processes, or decision-making authority. Failure to comply with Bermuda’s economic substance rules can result in penalties, fines, or in extreme cases, deregistration.
Lloyd’s has access to the EU market through Lloyd’s Insurance Company S.A., based in Belgium, and which has a third country branch in the U.K. In Belgium, the National Bank of Belgium has been silent regarding the European Insurance and Occupational Pensions Authority (“EIOPA”) Supervisory Statement. A ruling from the National Bank of Belgium on this topic could impact Lloyd’s Insurance Company S.A., and thus Apollo.

We are subject to economic sanctions, anti-bribery, and foreign corrupt practices laws and regulations in multiple jurisdictions, the violation of which could have a material adverse impact on our business.
We conduct business subject to a variety of economic sanctions, anti-bribery, and anti-corruption laws and regulations, including those administered or enforced by authorities in the U.S., the U.K., and Bermuda. These laws include restrictions on dealings with certain sanctioned jurisdictions, entities, and individuals, as well as prohibitions on improper payments or other corrupt practices involving government officials and private parties. These legal regimes are complex, continue to evolve, and can be applied based on a broad range of jurisdictional connections, including the location of insured risks, counterparties, intermediaries, payments, banking relationships, employees, or business operations. Compliance with sanctions and anti-corruption laws requires significant diligence, monitoring, and controls, and although we have policies in place to guard against the possibility of violating these laws, these measures may not be fully effective in preventing violations, particularly in circumstances involving deliberate misconduct, circumvention of controls, or actions taken by third parties. Changes in sanctions programs or enforcement priorities, including those arising from geopolitical developments, could further increase compliance risks and limit our ability to underwrite certain risks, transact with certain counterparties, or operate in particular markets. Any failure, or alleged failure, to comply with applicable sanctions or anti-bribery and anti-corruption laws could materially and adversely affect our business, results of operations, financial condition, and reputation.
Changes to the tax laws and implementation of new tax policies could have a significant negative impact on the overall economy and our business.
New and proposed changes to tax laws could increase our corporate taxes. On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBB Act”), which, among other provisions, makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. We do not expect the OBBB Act to have a material impact on our results of operations. New tax laws, in particular those enacted in response to proposals by the Organisation for Economic Co-operation and Development, could make substantive changes to the global international tax regime. Such changes could increase our global tax costs. We continue to monitor and assess the impact of such proposals. Finally, it is possible that tax laws will be further changed either in a technical corrections bill or entirely new legislation. It remains difficult to predict whether or when there will be any tax law changes or further guidance by the authorities in the U.S. or elsewhere in the world. New or proposed changes to tax laws may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition, as the impact of proposals on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the authorities.
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
The acquisition of control over a U.K. authorized insurance company or Lloyd’s managing agent is subject to regulation in the United Kingdom by the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) pursuant to the Financial Services and Markets Act 2000 (“FSMA”). A person will generally be regarded as having acquired “control” for UK regulatory purposes if that person, alone or together with persons acting in concert, directly or indirectly holds 10% or more of the shares or voting power of a U.K. authorized insurer, a Lloyd’s managing agent, or its parent undertaking, or is otherwise able to exercise significant influence over management.
Any person proposing to acquire control of a PRA-authorized insurance company or Lloyd’s managing agent must provide prior notification to, and obtain approval from, the PRA, which consults with the FCA as part of the review process. The PRA typically has up to 60 working days to assess a proposed acquisition, subject to extension in certain circumstances. Acquiring control without the required regulatory clearance may result in supervisory or enforcement action. In addition, a person who already exercises control over a U.K. authorized insurance company or Lloyd’s managing agent must obtain further regulatory approval before increasing its level of control above specified thresholds, generally 20%, 30% and 50%. Similar approval requirements apply to changes in control of UK-authorized insurance intermediaries, although such approvals are granted by the FCA rather than the PRA. Where the transaction involves a Lloyd’s managing agent or Lloyd’s entity, the Council of Lloyd’s must also approve the change of control. Lloyd’s applies control concepts and suitability standards that broadly align with those under FSMA and typically coordinates its consent process with the PRA’s review.
Under the Insurance Act 1978 of Bermuda, ownership and control of a Bermuda-registered insurer or reinsurer, or its parent company, are subject to regulatory oversight by the Bermuda Monetary Authority (“BMA”). Where the shares of a registered insurer or its parent are publicly traded on a recognized stock exchange, a person who becomes a shareholder controller is required to notify the BMA in writing within specified time periods. For these purposes, a shareholder controller generally includes any person who, directly or indirectly, acquires or holds 10% or more of the shares or voting power of a registered insurer or its parent, or who is otherwise able to exercise significant influence over the management of such insurer or parent company. Notification obligations are triggered at ownership or voting thresholds of 10%, 20%, 33% and 50%, and similar notification requirements apply where a shareholder controller reduces or disposes of its interest such that its holdings fall below one of those thresholds.
The BMA has the authority to object to a person acquiring or continuing to hold a shareholder controller position if it determines that such person does not meet applicable fitness and propriety standards. Where the BMA raises an objection, it may require the shareholder to reduce its ownership interest, restrict the exercise of voting rights, or take other actions deemed necessary to protect the insurer and its policyholders. Failure to comply with a BMA direction may constitute an offense and subject the affected party to regulatory enforcement measures.
The requirements of each of these jurisdictions may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Skyward Specialty, including through transactions that some or all of the stockholders of Skyward Specialty might consider to be desirable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1+*	Form of Executive Employment Agreement
21.1*	List of Subsidiaries of the Company
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
+    Management contract or compensatory plan or arrangement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skyward Specialty Insurance Group, Inc.
Date: May 11, 2026	By:	/s/ Andrew Robinson
Andrew Robinson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)