Form 10-Q
period 2026-06-30
Skyward Specialty Insurance Group, Inc.
filed 2026-08-07
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the registrant had 44,396,493 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (net of allowance for credit losses of $6,228 and $7,000, respectively) (amortized cost of $2,206,626 and $1,848,755, respectively)	$2,192,183	$1,856,303
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $2,256 and $468, respectively)	28,192	32,822
Equity securities, at fair value	1,141	1,174
Mortgage loans, at fair value	9,218	9,902
Equity method investments	62,725	77,365
Other long-term investments	52,295	58,650
Short-term investments, at fair value	392,634	264,299
Total investments	2,738,388	2,300,515
Cash and cash equivalents	219,221	168,544
Restricted cash	83,302	30,570
Funds at Lloyd’s	121,630	2,509
Options, at fair value	40,535	34,857
Premiums and commissions receivable, net	978,409	544,217
Reinsurance recoverables, net	1,411,648	1,119,880
Ceded unearned premium	337,180	238,948
Deferred policy acquisition costs and VOBA	186,491	136,100
Deferred tax assets	47,987	27,865
Goodwill and intangible assets, net	471,185	88,040
Other assets	145,163	99,807
Total assets	$6,781,139	$4,791,852
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$3,070,598	$2,318,894
Unearned premiums	1,078,246	774,035
Deferred ceding commission	54,466	46,453
Reinsurance and premium payables	509,081	279,888
Funds held for others	169,051	128,003
Deferred tax liabilities	67,801	—
Accounts payable and accrued liabilities	127,154	115,034
Notes payable	417,620	100,411
Subordinated debt, net of debt issuance costs	19,585	19,569
Total liabilities	5,513,602	3,782,287
Stockholders’ equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 44,827,499 shares issued and 44,396,493 shares outstanding at June 30, 2026; 40,511,222 shares issued and outstanding at December 31, 2025	448	405
Treasury stock, at cost, 431,006 and 0 shares, respectively	(19,427)	—
Additional paid-in capital	927,690	730,555
Accumulated other comprehensive (loss) income	(7,091)	11,457
Retained earnings	365,917	267,148
Total stockholders’ equity	1,267,537	1,009,565
Total liabilities and stockholders’ equity	$6,781,139	$4,791,852

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenues:
Net earned premiums	$444,472	$295,542	$878,479	$595,908
Underwriting fee income	12,588	—	22,666	—
Commission and fee income	2,334	2,560	3,861	4,536
Net investment income	30,727	18,704	57,782	38,126
Net investment (losses) gains	(601)	3,090	2,584	9,840
Other income	13	7	28	20
Total revenues	489,533	319,903	965,400	648,430
Expenses:
Losses and loss adjustment expenses	276,741	181,262	541,964	368,571
Underwriting, acquisition and insurance expenses	123,281	85,596	247,895	172,147
Fee‑based service expenses	4,562	—	8,732	—
Interest expense	8,812	1,876	16,531	3,710
Amortization expense	8,843	372	17,686	709
Other expenses	3,737	1,002	6,959	2,063
Total expenses	425,976	270,108	839,767	547,200
Income before income taxes	63,557	49,795	125,633	101,230
Income tax expense	14,519	10,956	26,864	20,333
Net income	$49,038	$38,839	$98,769	$80,897
Comprehensive income
Net income	$49,038	$38,839	$98,769	$80,897
Other comprehensive (loss) income:
Unrealized gains and losses on investments:
Net change in unrealized (losses) gains on investments, net of tax	(625)	11,005	(17,842)	23,260
Reclassification adjustment for (losses) gains on securities no longer held, net of tax	(490)	(3,624)	12	(3,806)
Foreign currency translation adjustment	150	—	(718)	—
Total other comprehensive (loss) income	(965)	7,381	(18,548)	19,454
Comprehensive income	$48,073	$46,220	$80,221	$100,351
Per share data:
Basic earnings per share	$1.10	$0.96	$2.22	$2.01
Diluted earnings per share	$1.07	$0.93	$2.17	$1.94
Weighted-average common shares outstanding
Basic	44,521,162	40,445,391	44,492,608	40,322,051
Diluted	45,692,641	41,871,496	45,526,233	41,771,215

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three months ended June 30,
($ in thousands, except share amounts)	2026	2025
Common shares:
Balance at beginning of period	44,543,065	40,402,879
(Acquisition) issuance of common stock	(146,572)	83,777
Balance at June 30,	44,396,493	40,486,656
Treasury shares:
Balance at beginning of period	(185,022)	—
Shares acquired	(245,984)	—
Balance at June 30,	(431,006)	—
Common stock:
Balance at beginning of period	$484	$404
(Acquisition) issuance of common stock	(36)	1
Balance at June 30,	$448	$405
Treasury stock:
Balance at beginning of period	$(8,665)	$—
Issuance of treasury stock	(10,762)	—
Balance at June 30,	$(19,427)	$—
Additional paid-in capital:
Balance at beginning of period	$922,311	$721,186
Issuance of common stock	5,379	2,973
Balance at June 30,	$927,690	$724,159
Accumulated other comprehensive loss:
Balance at beginning of period	$(6,126)	$(10,047)
Other comprehensive (loss) income, net of tax	(965)	7,381
Balance at June 30,	$(7,091)	$(2,666)
Retained earnings:
Balance at beginning of period	$316,879	$139,178
Net income	49,038	38,839
Balance at June 30,	$365,917	$178,017
Total stockholders’ equity	$1,267,537	$899,915

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six months ended June 30,
($ in thousands, except share amounts)	2026	2025
Common shares:
Balance at beginning of year	40,511,222	40,127,908
Issuance of shares	3,885,271	358,748
Balance at June 30,	44,396,493	40,486,656
Treasury shares:
Balance at beginning of year	—	—
Shares acquired	(431,006)	—
Balance at June 30,	(431,006)	—
Common stock:
Balance at beginning of year	$405	$401
Issuance of common stock	43	4
Balance at June 30,	$448	$405
Treasury stock:
Balance at beginning of year	$—	$—
Treasury stock acquired	(19,427)	—
Balance at June 30,	$(19,427)	$—
Additional paid-in capital:
Balance at beginning of year	$730,555	$718,598
Issuance of common stock	197,135	5,561
Balance at June 30,	$927,690	$724,159
Accumulated other comprehensive loss:
Balance at beginning of year	$11,457	$(22,120)
Other comprehensive (loss) income, net of tax	(18,548)	19,454
Balance at June 30,	$(7,091)	$(2,666)
Retained earnings:
Balance at beginning of year	$267,148	$97,120
Net income	98,769	80,897
Balance at June 30,	$365,917	$178,017
Total stockholders’ equity	$1,267,537	$899,915

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
($ in thousands)	2026	2025
Cash flows from operating activities:
Net income	$98,769	$80,897
Adjustments to reconcile net income to net cash provided by operating activities	85,398	104,043
Net cash provided by operating activities	184,167	184,940
Cash flows from investing activities:
Net cash paid in acquisition	(303,035)	(2,000)
Purchase of fixed maturity securities, available-for-sale	(480,843)	(405,609)
Purchase of equity securities	—	(12,626)
Purchase of equity method investments and other long-term investments	(485)	(2,839)
Investment in direct and indirect loans	3,164	13,435
Purchase of property and equipment	(965)	(1,287)
Proceeds from the sales of fixed maturity securities, available-for-sale	237,986	25,524
Maturities, calls, transfers and paydowns of fixed maturity securities, available-for-sale	108,571	60,628
Maturities, calls and paydowns of fixed maturity securities held-to-maturity	1,695	3,459
Proceeds from the sales of equity securities	—	67,495
Sales of and distributions from equity method and other long-term investments	16,469	8,730
Change in short-term investments	58,611	60,606
Change in receivable/payable for securities	(15,762)	—
Cash (used in) provided by deposit accounting	(8,026)	15,183
Net cash used in investing activities	(382,620)	(169,301)
Cash flows from financing activities:
Proceeds from issuance of common stock	200	—
Proceeds from long term borrowings	371,089	—
Payments on long term borrowings	(50,000)	—
Treasury stock acquired	(19,427)	—
Net cash provided by financing activities	301,862	—
Net increase in cash and cash equivalents and restricted cash	103,409	15,639
Cash and cash equivalents and restricted cash at beginning of period(1)	199,114	157,525
Cash and cash equivalents and restricted cash at end of period(1)	$302,523	$173,164
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,013	$3,234
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
Description of Business
Skyward Specialty Insurance Group, Inc., an insurance holding company, is a Delaware corporation that was organized in 2006. It is a specialty insurance company operating in two segments delivering commercial property and casualty products insurance coverages.
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
The Company has a wholly owned captive reinsurance company subsidiary, Skyward Re, that is domiciled in the Cayman Islands.
The Company has three non-risk bearing wholly owned subsidiaries, (i) Skyward Underwriters Agency, Inc. (“SUA”), a managing general insurance agent and reinsurance broker for property and casualty risks in specialty niche markets, (ii) Skyward Service Company, an entity which provides various administrative services to the Company’s subsidiaries, and (iii) Skyward Specialty No. 1 Limited, a Lloyd’s corporate member authorized to invest in Lloyd’s syndicates.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Summary of Significant Accounting Policies (continued)

On January 1, 2026, the Company completed its acquisition of Apollo Group Holdings Limited (“Apollo”), a Lloyd’s of London (“Lloyd’s”) specialist insurance and reinsurance group. Apollo includes a Lloyd’s of London Managing Agency, Apollo Syndicate Management Limited (“ASML”), which provides managing agency services to nine Lloyd’s syndicates. Syndicate 1969 underwrites a diversified specialty portfolio, Syndicate 1971 focuses on digital‑economy and technology‑enabled risks, and Syndicate 1972 provides reinsurance for Apollo managed syndicates and provides a quota share facility for Syndicates 1969 and 1971. Apollo participates in its wholly managed syndicates through its corporate member company, Apollo No. 16 Limited (“Apollo No. 16”) which has a quota share agreement in place with Apollo Bermuda Limited.
Commission and Fee Income and Underwriting Fee Income
Managing Agency Fees and Profit Commission
ASML earns a fee for providing managing agency services (such as underwriting oversight, operational administration and regulatory compliance) to the syndicates it manages. These managing agency fees are based on each syndicate’s annual capacity and are recognized over the period of services provided. ASML may also earn profit commission under contractual arrangements with the capital providers to each syndicate. Profit commissions are contingent on syndicate profitability and are accrued in accordance with the contractual terms and the subsequent development of underwriting results at the balance sheet date. Amounts are generally not payable until the underlying underwriting results have substantially matured (typically around 36 months after inception), unless interim profit distributions permit earlier payments on account. Intra‑group managing agency fees and profit commission are eliminated on consolidation.
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
Foreign Currency
The Company transacts business in numerous currencies through business units located around the world. The functional currency for each business unit is determined by the local currency used for most economic activity in that area. Movements in exchange rates related to transactions in currencies other than a business unit’s functional currency for monetary assets and liabilities are remeasured through the consolidated statements of operations and comprehensive income (loss) in other income (expense), except for currency movements related to available for sale fixed maturities securities, which are excluded from net income (loss) and accumulated in stockholders’ equity, net of deferred taxes.
The business units’ functional currency financial statements are translated to the Company’s reporting currency, U.S. dollars, using the exchange rates at the end of period for the balance sheets and the average exchange rates in effect for the reporting period for the statements of operations and comprehensive income. Gains and losses resulting from translating the foreign currency financial statements, net of deferred income taxes, are excluded from net income and accumulated as a separate component of accumulated other comprehensive income in stockholders’ equity.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.    Goodwill and Intangible Assets
The following tables set forth the carrying amount and changes in the balance of goodwill by reporting unit at June 30, 2026 and 2025:

($ in thousands)	Accident and Health	Credit & Surety	Energy Solutions	Apollo	Other	Total
Goodwill
Gross balance at December 31, 2025	$91,577	$6,781	$10,204	$—	$3,879	$112,441
Accumulated impairment at December 31, 2025	(44,821)	—	—	—	(1,886)	(46,707)
Additions	—	—	—	125,408	—	125,408
Net balance at June 30, 2026	$46,756	$6,781	$10,204	$125,408	$1,993	$191,142

($ in thousands)	Accident and Health	Credit & Surety	Energy Solutions	Other	Total
Goodwill
Gross balance at December 31, 2024	$91,577	$6,781	$10,204	$3,879	$112,441
Accumulated impairment at December 31, 2024	(44,821)	—	—	(1,886)	(46,707)
Net balance at June 30, 2025	$46,756	$6,781	$10,204	$1,993	$65,734

The following tables set forth the carrying amount and changes in the balance of other intangible assets at June 30, 2026 and 2025:

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Syndicate Capacity	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2025	$26,491	$1,117	$999	$—	$14,019	$42,626
Accumulated amortization at December 31, 2025	(19,203)	(1,117)	—	—	—	(20,320)
Additions	27,000	—	35,000	200,000	—	262,000
Amortization	(2,513)	—	(1,750)	—	—	(4,263)
Net balance at June 30, 2026	$31,775	$—	$34,249	$200,000	$14,019	$280,043

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2024	$24,491	$1,117	$999	$14,019	$40,626
Accumulated amortization at December 31, 2024	(17,895)	(1,117)	—	—	(19,012)
Additions	2,000	—	—	—	2,000
Amortization	(553)	—	—	—	(553)
Net balance at June 30, 2025	$8,043	$—	$999	$14,019	$23,061

The Company’s indefinite lived intangible assets relate to insurance licenses, trademarks and Lloyd’s syndicates capacity. Its finite lived intangible assets, which relate to policy renewals, agency relationships, within agent relationships, finite syndicates capacity relationships and non-compete/exclusivity agreements, within non-competes, have a weighted average useful life of approximately 9 years as of June 30, 2026.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.    Goodwill and Intangible Assets (continued)
During the three and six months ended June 30, 2026, the Company recognized approximately $2.2 million and $4.3 million, respectively, of amortization expense, compared to $0.3 million and $0.6 million, respectively, for the same 2025 periods. The following table sets forth the estimated future net amortization expense of intangible assets:

($ in thousands)
Amount
Remainder of 2026	$4,262
Year Ending December 31, 2027	8,525
Year Ending December 31, 2028	8,525
Year Ending December 31, 2029	8,233
Year Ending December 31, 2030	8,025

3.    Investments
The following tables set forth the amortized cost and the fair value by investment category at June 30, 2026 and December 31, 2025:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
Fixed maturity securities, available-for-sale:
U.S. government securities	$128,460	$59	$(1,455)	$—	$127,064
Non U.S government securities	2,721	—	(44)	—	2,677
Corporate securities and miscellaneous	796,092	7,253	(6,310)	(6,228)	790,807
Municipal securities	93,125	1,337	(2,249)	—	92,213
Residential mortgage-backed securities	450,728	4,979	(10,496)	—	445,211
Commercial mortgage-backed securities	84,645	539	(560)	—	84,624
Other asset-backed securities	650,855	2,610	(3,878)	—	649,587
Total fixed maturity securities, available-for-sale	$2,206,626	$16,777	$(24,992)	$(6,228)	$2,192,183
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$30,448	$6,524	$—	$(2,256)	$34,716
Total fixed maturity securities, held-to-maturity	$30,448	$6,524	$—	$(2,256)	$34,716

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
December 31, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,190	$292	$(14)	$—	$44,468
Corporate securities and miscellaneous	632,244	14,223	(3,080)	(7,000)	636,387
Municipal securities	102,691	1,725	(2,300)	—	102,116
Residential mortgage-backed securities	487,145	8,928	(9,486)	—	486,587
Commercial mortgage-backed securities	72,631	1,016	(597)	—	73,050
Other asset-backed securities	509,854	5,194	(1,353)	—	513,695
Total fixed maturity securities, available-for-sale	$1,848,755	$31,378	$(16,830)	$(7,000)	$1,856,303
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$33,290	$829	$(48)	$(468)	$33,603
Total fixed maturity securities, held-to-maturity	$33,290	$829	$(48)	$(468)	$33,603

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at June 30, 2026:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$38,700	$38,794
Due after one year through five years	621,490	613,572
Due after five years through ten years	295,763	297,152
Due after ten years	64,445	63,243
Mortgage-backed securities	535,373	529,835
Other asset-backed securities	650,855	649,587
Total	$2,206,626	$2,192,183

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at June 30, 2026 consisted entirely of asset-backed securities that were not due at a single maturity date.
At June 30, 2026, the Company had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $65.8 million pledged as collateral for a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Dallas (“FHLB”) pursuant to an Advances and Security Agreement between the Company and FHLB (the “Advances and Security Agreement”). In accordance with the terms of the FHLB Loan, the Company retains all rights regarding these pledged securities.
At June 30, 2026, the Company had assets with fair values of approximately $88.5 million pledged as collateral for performance obligations under reinsurance agreements. In accordance with the terms of the trust agreements, the Company retains all rights regarding these securities, of which $71.3 million are residential mortgage-backed securities, $15.0 million of cash and cash equivalents and other assets and $2.2 million of short-term investments.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of June 30, 2026 and 2025:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2026
Fixed maturity securities, available-for-sale:
U.S. government securities	$103,494	$(1,455)	$—	$—	$103,494	$(1,455)
Non-U.S. government securities	2,677	(44)	—	—	2,677	(44)
Corporate securities and miscellaneous	347,196	(4,271)	40,383	(2,039)	387,579	(6,310)
Municipal securities	21,859	(380)	19,056	(1,869)	40,915	(2,249)
Residential mortgage-backed securities	151,044	(1,553)	61,911	(8,943)	212,955	(10,496)
Commercial mortgage-backed securities	21,241	(53)	5,246	(507)	26,487	(560)
Other asset-backed securities	292,691	(2,913)	8,394	(965)	301,085	(3,878)
Total	$940,202	$(10,669)	$134,990	$(14,323)	$1,075,192	$(24,992)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$349	$(1)	$1,565	$(13)	$1,914	$(14)
Corporate securities and miscellaneous	67,644	(346)	63,575	(2,734)	131,219	(3,080)
Municipal securities	19,157	(400)	22,004	(1,900)	41,161	(2,300)
Residential mortgage-backed securities	56,147	(262)	74,075	(9,224)	130,222	(9,486)
Commercial mortgage-backed securities	4,646	(3)	8,363	(594)	13,009	(597)
Other asset-backed securities	85,098	(424)	16,081	(929)	101,179	(1,353)
Total fixed maturity securities, available-for-sale	233,041	(1,436)	185,663	(15,394)	418,704	(16,830)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	1,912	(48)	—	—	1,912	(48)
Total fixed maturity securities, held-to-maturity:	1,912	(48)	—	—	1,912	(48)
Total	$234,953	$(1,484)	$185,663	$(15,394)	$420,616	$(16,878)

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)
As of June 30, 2026, the Company had 987 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company reviewed its investments at June 30, 2026 and determined that for two available-for-sale securities in the “corporate securities and miscellaneous” category, credit impairments existed, based on new recovery analysis that showed deteriorating conditions raising credit concerns. Other than the securities discussed previously, the Company determined that no other credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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
The following table sets forth the changes in the allowance for credit losses on available-for-sale securities and held-to-maturity securities during the six months ended June 30, 2026 and 2025:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2025	$7,000	$468
Recoveries of amounts previously written off	(500)	(167)
Balance at March 31, 2026	$6,500	$301
Write-offs	—	1,955
Recoveries of amounts previously written off	(272)	—
Balance at June 30, 2026	$6,228	$2,256

	Fixed Maturity Securities, Available-For-Sale	Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2024	$—	$243
Current period provision for credit losses	—	7
Balance at March 31, 2025	$—	$250
Current period provision for credit losses	6,150	18
Balance at June 30, 2025	$6,150	$268

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)
The following table sets forth the components of net investment (losses) gains for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Gross realized gains
Fixed maturity securities, available-for-sale	$1,339	$452	$2,971	$905
Equity securities	—	15,441	—	17,186
Other	(1,964)	596	(1,789)	626
Total	(625)	16,489	1,182	18,717
Gross realized losses
Fixed maturity securities, available-for-sale	(1,347)	(8,477)	(1,605)	(8,597)
Equity securities	—	(1,577)	—	(2,255)
Other	(556)	(164)	(695)	(335)
Total	(1,903)	(10,218)	(2,300)	(11,187)
Net unrealized gains (losses) on investments
Equity securities	—	(9,429)	(33)	(8,349)
Mortgage loans	—	330	99	264
Other	1,927	5,918	3,636	10,395
Net investment (losses) gains	$(601)	$3,090	$2,584	$9,840

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
($ in thousands)	2026	2025
Fixed maturity securities, available-for-sale	$237,986	$25,524
Equity securities	—	67,495

The following table sets forth the components of net investment income for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Income (loss):
Fixed maturity securities, available-for-sale	$25,879	$18,453	$55,290	$35,741
Fixed maturity securities, held-to-maturity	403	(822)	(674)	—
Equity securities	19	492	37	1,109
Equity method investments	(1,057)	(898)	(2,354)	(2,886)
Mortgage loans	291	270	(374)	931
Indirect loans	(4,312)	(4,249)	(6,105)	(4,990)
Short-term investments and cash	2,463	3,707	5,937	6,899
Other	6,719	909	7,405	1,970
Total investment income	30,405	17,862	59,162	38,774
Investment expenses	322	842	(1,380)	(648)
Net investment income	$30,727	$18,704	$57,782	$38,126

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)
The following table sets forth the change in net unrealized gains (losses) on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Fixed maturity securities	$(1,609)	$9,403	$(22,762)	$24,687
Deferred income taxes	644	(2,022)	4,214	(5,233)
Total	$(965)	$7,381	$(18,548)	$19,454

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Fair Value Measurements (continued)
The following table sets forth the range of the discount rate as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
High	12.78%	11.10%
Low	4.66%	4.25%
Weighted average	7.99%	6.40%

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
The following table sets forth the range and weighted average, weighted by relative fair value, of the spread as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
High	8.09%	8.34%
Low	6.54%	6.55%
Weighted average	7.65%	7.74%

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Fair Value Measurements (continued)
The following tables set forth the Company’s investments and derivatives within the fair value hierarchy at June 30, 2026 and December 31, 2025:

June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$127,064	$—	$—	$127,064
Non U.S government securities	—	2,677	—	2,677
Corporate securities and miscellaneous	—	650,362	140,445	790,807
Municipal securities	—	92,213	—	92,213
Residential mortgage-backed securities	—	445,211	—	445,211
Commercial mortgage-backed securities	—	84,624	—	84,624
Other asset-backed securities	—	632,209	17,378	649,587
Total fixed maturity securities, available-for-sale	127,064	1,907,296	157,823	2,192,183
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	34,716	34,716
Total fixed maturity securities, held-to-maturity	—	—	34,716	34,716
Equity securities:
Preferred stocks	—	1,141	—	1,141
Total equity securities	—	1,141	—	1,141
Mortgage loans	—	—	9,218	9,218
Short-term investments	392,634	—	—	392,634
Derivatives	40,535	—	—	40,535
Total	$560,233	$1,908,437	$201,757	$2,670,427

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Fair Value Measurements (continued)
The following tables set forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the six months ended June 30, 2026 and 2025:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2025	$150,917	$9,902
Total losses for the period recognized in net investment (losses) gains	(62)	(814)
Purchases	11,266	—
Sales/Disposals	(334)	—
Total unrealized losses for the period recognized in accumulated comprehensive (loss) income	(2,337)	—
Balance at March 31, 2026	$159,450	$9,088
Total (losses) gains for the period recognized in net investment gains	(161)	130
Transfers into Level 3	643	—
Purchases	3,458	—
Sales/Disposals	(5,518)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	(49)	—
Balance at June 30, 2026	$157,823	$9,218

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2024	$77,920	$26,490
Total losses for the period recognized in net investment gains	(110)	(66)
Issuances	—	5
Settlements	—	(10,417)
Purchases	5,164	—
Sales/Disposals	(199)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	682	—
Balance at March 31, 2025	$83,457	$16,012
Total losses for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$(84)
Total (losses) gains for the period recognized in net investment gains	(4,081)	330
Issuances	—	8
Settlements	—	(6,182)
Transfers into Level 3	6,143	—
Purchases	8,838	—
Sales/Disposals	(237)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	747	—
Balance at June 30, 2025	$94,867	$10,168
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$92

The transfers into Level 3 during the three and six months ended June 30, 2026 were the result of securities that began receiving valuations from asset managers that utilized unobservable inputs at the end of the period.

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
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of June 30, 2026, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
Investment in RedBird Capital Partners: Included in other long-term investments is an investment in a limited partnership with RedBird Capital Partners, which invests in Bishop Street Underwriters, LLC (“Bishop Street”), a managing general agent (MGA). The investment had a fair value of $49.1 million at June 30, 2026, which was determined using the net asset value. The Company employs procedures to assess the reasonableness of the fair value of the investment including obtaining and reviewing the audited financial statements. The unfunded commitment related to the investment was $18.3 million at June 30, 2026. The Company may sell its interest in the investment with the appropriate prior written notice and approval by the general partner. In accordance with Accounting Standard Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy.
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
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
FHLB Loan	$57,000	$56,737	$57,000	$57,458
Revolving Credit Facility	114,500	114,500	114,500	114,500
Term Loan Facility, net of debt issuance costs	246,120	246,073	300,000	300,000
Notes payable	$417,620	$417,310	$471,500	$471,958
Subordinated debt
Unsecured subordinated notes	$19,585	$20,812	$19,569	$21,020
Subordinated debt, net of debt issuance costs	$19,585	$20,812	$19,569	$21,020

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”). As of June 30, 2026 and December 31, 2025, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
The Company’s mortgage loan portfolios are primarily senior loans on real estate across the U.S. The loans earn interest at a fixed spread above a prime rate and mature in approximately 2 to 4 years from loan origination. The principal amounts of the loans are approximately 64% of the property’s appraised value at the time the loans were made.
The following table sets forth the carrying value of the Company’s mortgage loans as of June 30, 2026 and 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Commercial	$2,598	$3,334
Hospitality	6,620	6,568
	$9,218	$9,902

The following table sets forth the Company’s gross investment income for mortgage loans for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Commercial	$130	$109	$(694)	$217
Retail	—	—	—	304
Hospitality	161	161	320	410
	$291	$270	$(374)	$931

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three and six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and as of December 31, 2025, $2.6 million mortgage loans were in the process of foreclosure and there was 1 mortgage loan that was not producing income for the previous 12 months.
6.    Equity Method Investments and Other
The following table sets forth the carrying value and ownership percentage of the Company’s equity method investments as of June 30, 2026 and 2025:

($ in thousands)	June 30, 2026		December 31, 2025
	Carrying Value	Ownership %	Carrying Value	Ownership %
Arena Special Opportunities Fund, LP units	$22,399	13.1%	$26,936	14.0%
JVM Funds LLC units	12,856	10.1%	14,911	10.1%
Hudson Ventures Fund 2 LP units	5,397	2.5%	5,503	2.5%
RISCOM	2,952	20.0%	3,307	20.0%
Brewer Lane Ventures Fund II LP units	2,662	2.4%	2,251	2.4%
Dowling Capital Partners LP units	306	5.1%	590	5.0%
Arena SOP LP units	—	11.4%	—	11.2%
	$46,572		$53,498

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Equity Method Investments and Other (continued)
The following table sets forth the components of net investment income (loss) from equity method investments for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
RISCOM	$326	$1,055	$1,045	$927
Dowling Capital Partners LP units	14	203	189	216
Hudson Ventures Fund II LP units	1	90	(105)	65
Brewer Lane Ventures Fund II LP	(25)	(27)	(37)	143
JVM Funds LLC	(175)	(304)	(606)	(515)
Arena SOP LP units	—	(218)	—	(1,474)
Arena Special Opportunities Fund, LP units	(1,198)	(1,697)	(2,840)	(2,248)
	$(1,057)	$(898)	$(2,354)	$(2,886)

The following table sets forth the unfunded commitment of equity method investments as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Brewer Lane Ventures Fund II LP units	$2,368	$3,237
Dowling Capital Partners LP units	386	386
Hudson Ventures Fund 2 LP units	166	166
	$2,919	$3,789

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Investment in RISCOM:
Underlying equity	$2,059	$2,292
Difference	893	1,015
Recorded investment balance	$2,952	$3,307

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Investment in JVM Funds LLC:
Underlying equity	$12,477	$14,457
Difference	379	454
Recorded investment balance	$12,856	$14,911

Investment in Indirect Loans and Loan Collateral
As of June 30, 2026 and December 31, 2025, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Equity Method Investments and Other (continued)
The carrying value of the SMA1 and SMA2 as of June 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	June 30, 2026	December 31, 2025
SMA1	$10,045	$15,418
SMA2	6,108	8,449
Investment in indirect loans and loan collateral	$16,153	$23,867

7.     Variable Interest Entity
Pursuant to GAAP consolidation guidance, Skyward consolidates Separate Account HSIC-01 (“HSIC-01”), established by Mangrove Risk Solutions Bermuda Ltd. (“Mangrove”). HSIC-01 is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The purpose of the VIE is to hedge price volatility risks of certain insurance products by investing in dairy and livestock commodities. The Company directly manages the business; therefore, it considers itself the primary beneficiary. The Company does not provide performance guarantees and has no other financial obligation to provide funding to HSIC-01, other than its own capital commitments. The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to the assets of HSIC-01 other than to satisfy associated liabilities.
The following table presents the assets of HSIC-01, included in the condensed consolidated balance sheet as of June 30, 2026. The assets presented below only include third-party net assets and exclude any intercompany balances, which were eliminated in consolidation.

($ in thousands)	June 30, 2026
Assets
Cash and cash equivalents	$10,564
Options, at fair value	40,534
Total assets	$51,098

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
The following table presents the notional amounts and fair value of derivative assets in the condensed consolidated balance sheets at June 30, 2026:

($ in thousands)	Derivative Assets
	Notional Amount	Fair Value
Economic hedges	$197,991	$40,535

The Company presents the net gain (loss) recognized on derivative instruments in economic hedging relationships in “losses and loss adjustment expenses” on the condensed consolidated statements of operations. For the three and six months ended June 30, 2026, the Company recognized a pre-tax gain of $9.6 million and a pre-tax loss of $21.7 million, respectively, in losses and loss adjustment expenses.

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
The Term Loan Facility was used by the Company to fund a portion of the consideration of the Company’s acquisition of Apollo Group Holdings Limited (“Apollo”) and related transaction fees and expenses. Amounts drawn under the Term Loan Facility bear interest at either term SOFR plus a margin, which ranges from 150 basis points to 190 basis points, or the base rate plus a margin, which ranges from 50 basis points to 90 basis points, each depending on the Company’s debt to capitalization ratio. SOFR is calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate is the highest of (i) the Agent’s then-current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, the Company pays a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Facility, depending on the Company’s debt to capitalization ratio. The Tranche A DDTL matures on January 1, 2028 and the Tranche B DDTL matures on July 2, 2029. On December 30, 2025, the Company drew $150.0 million of the Tranche A DDTL and $150.0 million of the Tranche B DDTL for the acquisition of Apollo on January 1, 2026. On June 26, 2026, the Company repaid $50.0 million of outstanding principal under the Tranche A DDTL.
The Term Loan Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness exceeding $10.0 million and on the Company’s ability to make distributions to its stockholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants, including financial covenants relating to our minimum consolidated net worth, maximum total debt to capitalization, minimum A.M. Best rating and minimum liquidity, as well as customary events of default. As of June 30, 2026, the Company was in compliance with all covenants.
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
The Company reports debt related to the Term Loan Facility in its June 30, 2026 condensed consolidated balance sheet, net of debt issuance costs of approximately $3.9 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the debt.
Revolving Credit Facilities
During the fourth quarter of 2025, the Company entered into a Credit Agreement (the “Revolving Credit Facility”) with a syndicate of participating banks. The Revolving Credit Facility is unsecured and provided the Company with up to an initial maximum principal amount of $150.0 million which was increased to $250.0 million on the closing date of the Company’s acquisition of Apollo.
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
The Company is subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity, as well as customary events of default. As of June 30, 2026, the Company was in compliance with all covenants.
Debentures
In May 2019, the Company entered into an agreement to issue unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the Notes is fixed at 7.25% for the first 8 years and fixed at 8.25% thereafter. Early retirement of the debt ahead of 8 year commitment requires all interest payments to be paid in full as well as the return of outstanding principal. Principal is due at maturity on May 24, 2039 and interest is payable quarterly. The Notes have junior priority to all previously issued debt. The Company reports debt related to the Notes in its June 30, 2026 Condensed Consolidated Balance Sheet and its December 31, 2025 Consolidated Balance Sheet, net of debt issuance costs of approximately $0.4 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
10.     Stockholders' Equity
Share Repurchase Program
In October 2024, the Company’s Board of Directors (the “Board”) approved a share repurchase program authorizing the repurchase of up to $50.0 million of the Company’s common stock. On July 15, 2026, the Board authorized an increase to the share repurchase program authorizing the repurchase of up to an additional $50.0 million of the Company's common stock. As a result, the total amount authorized under the share repurchase program increased to $100.0 million. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including through Rule 10b5-1 trading plans. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company’s discretion. The share repurchase program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. During the three and six months ended June 30, 2026, the Company repurchased 222,635 shares for approximately $9.7 million under this plan. These shares represent the total repurchased under the plan as of June 30, 2026.
11.     Segments
The Company has two reportable segments, the Skyward Specialty segment and the Apollo segment, through which it offers a broad array of commercial property and casualty products and reinsurance solutions on a non-admitted (or E&S) and admitted basis, predominantly in the United States. The Company defines its segment on the basis of the way in which internally reported financial information is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions and allocate resources. The Company’s CODM is the chief executive officer. The accounting policies of the segments are the same as those used for the preparation of the Company’s consolidated financial statements. Intersegment business is allocated to the segment accountable for the underwriting results.
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
11.     Segments (continued)
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
The following table presents gross written premiums by underwriting division for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Skyward Specialty Segment
Accident & Health	$95,456	$60,489	$187,465	$123,658
Captives	64,251	76,994	122,165	143,923
Credit & Surety	63,759	55,131	127,933	100,159
Energy Solutions	62,690	74,822	111,556	150,416
Global Agriculture	111,939	57,179	214,291	137,796
Global Property	71,109	83,992	105,626	130,678
Professional Lines	34,978	37,555	71,206	77,772
Specialty Programs	111,441	85,955	206,208	148,630
Transactional E&S	52,296	53,461	102,360	105,467
Total continuing business	667,919	585,578	1,248,810	1,118,499
Exited business	(146)	(664)	767	1,741
Total Skyward Specialty Segment gross written premiums	667,773	584,914	1,249,577	1,120,240
Apollo Segment
Syndicate 1969	59,431	—	124,439	—
Syndicate 1971	13,350	—	34,242	—
Total Apollo Segment gross written premiums	72,781	—	158,681	—
Total gross written premiums	$740,554	$584,914	$1,408,258	$1,120,240

The following table sets forth the Apollo segment’s managed premiums for the three and six months ended June 30, 2026:

	Three months ended June 30,	Six months ended June 30,
	2026	2026
Aligned Syndicates	$217,196	$427,745
Partner Syndicates	100,925	190,381
Total managed premiums	$318,121	$618,126

The following table presents information about reported segment net underwriting income, significant segment expenses and a reconciliation of net underwriting income to net income for the three and six months ended June 30, 2026 and 2025:

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.     Segments (continued)

Three months ended June 30,	2026			2025
($ in thousands)	Skyward Specialty	Apollo	Total	Skyward Specialty	Total
Underwriting income
Revenues:
Net earned premiums	$378,346	$66,126	$444,472	$295,542	$295,542
Underwriting fee income	—	12,588	12,588	—	—
Commission and fee income	2,334	—	2,334	2,560	2,560
Total underwriting revenues	380,680	78,714	459,394	298,102	298,102
Expenses:
Losses and LAE	236,967	39,774	276,741	181,262	181,262
Amortization of policy acquisition costs	52,927	18,227	71,154	44,636	44,636
Other operating and general expenses	41,204	6,551	47,755	37,730	37,730
Corporate expenses	—	—	4,372	—	3,230
Fee‑based service expenses	—	4,562	4,562	—	—
Total underwriting expenses	331,098	69,114	404,584	263,628	266,858
Underwriting income	$49,582	$9,600	$54,810	$34,474	$31,244

Reconciliation of underwriting income to net income:
Underwriting income			$54,810		$31,244
Add:
Net investment income			30,727		18,704
Net investment (losses) gains			(601)		3,090
Other income			13		7
Less:
Interest expense			8,812		1,876
Amortization expense			8,843		372
Other expenses			3,737		1,002
Income before income taxes			63,557		49,795
Income tax expense			14,519		10,956
Net income			$49,038		$38,839

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.     Segments (continued)

Six months ended June 30,	2026			2025
($ in thousands)	Skyward Specialty	Apollo	Total	Skyward Specialty	Total
Underwriting income
Revenues:
Net earned premiums	$742,289	$136,190	$878,479	$595,908	$595,908
Underwriting fee income	—	22,666	22,666	—	—
Commission and fee income	3,861	—	3,861	4,536	4,536
Total underwriting revenues	746,150	158,856	905,006	600,444	600,444
Expenses:
Losses and LAE	465,198	76,766	541,964	368,571	368,571
Amortization of policy acquisition costs	103,986	26,784	130,770	89,126	89,126
Other operating and general expenses	87,108	20,736	107,844	75,878	75,878
Corporate expenses	—	—	9,281	—	7,143
Fee‑based service expenses	—	8,732	8,732	—	—
Total underwriting expenses	656,292	133,018	798,591	533,575	540,718
Underwriting income	$89,858	$25,838	$106,415	$66,869	$59,726

Reconciliation of underwriting income to net income:
Underwriting income			$106,415		$59,726
Add:
Net investment income			57,782		38,126
Net investment gains			2,584		9,840
Other income			28		20
Less:
Interest expense			16,531		3,710
Amortization expense			17,686		709
Other expenses			6,959		2,063
Income before income taxes			125,633		101,230
Income tax expense			26,864		20,333
Net income			$98,769		$80,897

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Income Taxes
The following table sets forth the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Income tax expense	$14,519	$10,956	$26,864	$20,333
Effective tax rate	22.8%	22.0%	21.4%	20.1%

The effective tax rate will differ from the statutory rate of 21 percent due to tax charges associated with the effect of foreign operations, permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income, dividends-received deduction, and discrete items. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates of 15% in Bermuda and 25% in UK. The increase in the effective tax rate for the three months ended June 30, 2026, was primarily driven by state taxes. The increase in the effective tax rate for the six months ended June 30, 2026 was primarily attributable to foreign taxes associated with the Apollo acquisition, partially offset by discrete tax benefits, primarily from stock-based compensation.
The Company paid income taxes of $27.4 million and $30.3 million during the three and six months ended June 30, 2026, respectively, and paid $20.3 million during the three and six months ended 2025.
13.    Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the condensed consolidated balance sheets as of and for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
($ in thousands)	2026	2025
Reserves for losses and LAE, beginning of period	$2,796,491	$1,782,383
Less: reinsurance recoverable on unpaid claims, beginning of period	(1,067,551)	(670,846)
Reserves for losses and LAE, beginning of period, net of reinsurance	1,728,940	1,111,537
Incurred, net of reinsurance, related to:
Current period	520,304	368,571
Prior years	—	—
Total incurred, net of reinsurance	520,304	368,571
Paid, net of reinsurance, related to:
Current period	56,539	42,153
Prior years	284,591	230,232
Total paid	341,130	272,385
Net reserves for losses and LAE, end of period	1,908,114	1,207,723
Plus: reinsurance recoverable on unpaid claims, end of period	1,162,484	711,030
Reserves for losses and LAE, end of period	$3,070,598	$1,918,753

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
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
SUA commission revenue	$2,778	$3,090	$5,059	$4,927
SUA fee income	342	608	797	1,785
Other	1,461	397	2,054	407
Total commission and fee revenue	4,581	4,095	7,910	7,119
Commission and fee expenses	(2,247)	(1,535)	(4,049)	(2,583)
Net commission and fee income	$2,334	$2,560	$3,861	$4,536

The Company’s contract assets from commission and fee income as of June 30, 2026 and December 31, 2025 were $1.0 million.
Through its Apollo subsidiary ASML, the Company earns revenue for services performed in its capacity as managing agent to both its wholly owned and third‑party capitalized Lloyd’s syndicates. These revenues primarily consist of managing agency fees, which compensate the Company for underwriting oversight, operational administration, and regulatory and compliance support, as well as profit commissions, which is contingent upon the underwriting and investment performance of certain syndicates. ASML receives (i) managing agency fees from managed syndicates, including 1969, 1971 and 1972 (collectively the “Managed Syndicates”) at a rate of 0.9% of the managed stamp capacity and for SPA1925 at 1.0%, which is fully recognized over the period the services are rendered, (ii) profit commissions from certain syndicates, subject to a two-year deficit clause, and (iii) a share of the leader’s fee for managing consortium arrangements. Managing agency fees and services revenue are recognized over time as services are rendered, while profit commission is recognized only when it becomes probable that no significant reversal will occur. This revenue is disclosed in underwriting fee income.
The following table sets forth Apollo’s revenues from contracts with customers for the three and six months ended June 30, 2026:

	Three months ended June 30,	Six months ended June 30,
($ in thousands)	2026	2026
Managing agents fees	$3,508	$7,035
Profit commission & consortium overrider charged to Managed Syndicates	8,072	14,623
Miscellaneous fee income	1,008	1,008
Underwriting fee income	$12,588	$22,666

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.    Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Amortization of policy acquisition costs	$71,154	$44,636	$130,770	$89,126
Other operating and general expenses	47,755	37,730	107,844	75,878
Corporate expenses	4,372	3,230	9,281	7,143
Total underwriting, acquisition and insurance expenses	$123,281	$85,596	$247,895	$172,147

16.    Reinsurance
Certain premiums and benefits are assumed from and ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide the Company with increased capacity to write larger risks and maintain its exposure to loss within its risk tolerance. The Company remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations.
The following tables set forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026		2025
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$558,375	$529,263	$461,081	$392,777
Assumed premiums	182,179	144,737	123,833	86,420
Ceded premiums	(254,938)	(229,528)	(245,701)	(183,655)
Net premiums	$485,616	$444,472	$339,213	$295,542
Ceded losses and LAE incurred		$183,466		$138,438

	Six months ended June 30,
	2026		2025
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$1,065,509	$1,044,752	$869,391	$778,215
Assumed premiums	342,749	294,293	250,849	165,147
Ceded premiums	(489,759)	(460,566)	(437,756)	(347,454)
Net premiums	$918,499	$878,479	$682,484	$595,908
Ceded losses and LAE incurred		$336,039		$273,905

The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Ceded unpaid losses and LAE	$1,162,484	$921,165
Ceded paid losses and LAE	251,459	201,010
Allowance for credit losses	(2,295)	(2,295)
Reinsurance recoverables	$1,411,648	$1,119,880
Ceded unearned premium	$337,180	$238,948

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.     Reinsurance (continued)
The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At June 30, 2026, the market value of these accounts was approximately $224.0 million. The trust amount will be adjusted periodically, by mutual agreement, based on claim payments and loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at June 30, 2026 and December 31, 2025 was $30.7 million and $22.7 million, respectively, and was included in other assets on the condensed consolidated balance sheets.
17.    Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except for share and per share amounts)	2026	2025	2026	2025
Numerator
Net income	$49,038	$38,839	$98,769	$80,897
Denominator
Basic weighted-average common shares	44,521,162	40,445,391	44,492,608	40,322,051
Dilutive effect of stock units	687,512	893,067	555,233	940,951
Dilutive effect of options	483,967	533,038	478,392	508,213
Diluted weighted-average common share equivalents	45,692,641	41,871,496	45,526,233	41,771,215
Basic earnings per share	$1.10	$0.96	$2.22	$2.01
Diluted earnings per share	$1.07	$0.93	$2.17	$1.94

The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock units	348,788	49,540	344,753	109,359
Options	179	868	220	834

18.    Related Party Transactions
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premium and gross commission expense related to these agreements for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net earned premium	$32,525	$29,886	$63,449	$58,846
Commissions	7,647	7,533	15,835	15,165

Premiums receivable as of June 30, 2026 and December 31, 2025 were $17.2 million and $13.9 million, respectively.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
18.    Related Party Transactions (continued)
See Note 6 for investments involving affiliated companies and additional related party transactions.
19.    Acquisitions
On January 1, 2026 (the “Acquisition Date”), the Company completed the acquisition of Apollo Group Holdings Limited (“Apollo”) pursuant to the Apollo share purchase agreements and acquired 100% of the issued and outstanding share capital of Apollo. Apollo is a U.K.-based specialty underwriting platform operating at Lloyd’s of London. Apollo underwrites a multi-class specialty insurance portfolio and offers products across Property, Casualty, Marine, Energy & Transportation, Specialty and Reinsurance, as well as digital and embedded risk programs. The Company acquired Apollo to broaden its specialty insurance platform, expand into additional specialty niches, enhance its innovation and technology capabilities, and strengthen its market position.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
19.    Acquisitions (continued)
The following table summarizes the preliminary purchase price allocation as of the Acquisition Date:

($ in thousands)	January 1, 2026
Assets acquired, excluding goodwill
Fixed maturity securities, available-for-sale, at fair value	$222,460
Short-term investments, at fair value	187,178
Cash and cash equivalents	68,054
Funds at Lloyd's	106,336
Premiums receivable, net	272,803
Reinsurance recoverables, net	165,540
Ceded unearned premium	69,097
Deferred policy acquisition costs and VOBA	56,128
Deferred income taxes	13,966
Intangible assets, excluding goodwill, net	262,000
Other assets	25,830
Total assets acquired, excluding goodwill	1,449,392
Liabilities assumed
Reserves for losses and loss adjustment expenses	477,596
Unearned premiums	233,501
Reinsurance and premium payables	144,536
Funds held for others	18,684
Accounts payable and accrued liabilities	71,506
Deferred income taxes	69,837
Total liabilities assumed	1,015,660
Fair value of net assets acquired, excluding goodwill	$433,732
Total consideration	$559,140
Preliminary allocation to goodwill	$125,408

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
19.    Acquisitions (continued)
The Company also recognized value of business acquired (“VOBA”), which represents the estimated fair value of the deferred acquisition costs of acquired in‑force insurance contracts. VOBA is amortized over one year, reflecting the expected runoff of the acquired in‑force contracts. VOBA is aggregated with deferred policy acquisition costs and included within deferred policy acquisition costs and VOBA on the consolidated balance sheets. For the three and six months ended June 30, 2026 the Company recognized $7.3 million and $14.6 million, respectively, in underwriting, acquisition and insurance expenses, and $6.7 million and $13.4 million, respectively, in amortization expense on the consolidated statements of operations related to the amortization of VOBA.
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
The results of operations for Apollo of $78.7 million and $158.9 million of revenue for the three and six months ended June 30, 2026, respectively, and $15.4 million and $37.6 million of net income for the three and six months ended June 30, 2026, respectively, have been included within the accompanying consolidated statements of operations and comprehensive loss. All transaction expenses incurred by the Company were expensed as incurred and reflected in the Company’s results of operations for the period ended December 31, 2025 in accordance with ASC 805. No material transaction expenses were incurred for the period ended June 30, 2026. The Company has not presented the unaudited supplemental pro forma financial information required by ASC 805-10-50-2(h) as it is impractical to do so, as Apollo did not historically prepare quarterly financial statements and its historical financial information was prepared under U.K. GAAP rather than U.S. GAAP.
20.    Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “Skyward Group” as used below refers to the unified holding company brand for Skyward Specialty and Apollo and the terms “our Company,” “we,” “us,” and “our” as used below refer to Skyward Specialty Insurance Group and its consolidated subsidiaries. The term “second quarter” as used below refers to the three and six months ended June 30, for the time period then ended. We discuss certain key metrics which provide useful information about our business and the operational factors underlying our financial performance. Many of these metrics are generally standard among insurance companies and help to provide comparability with our peers. Select insurance, accounting, operating and financial terms for Skyward Group are defined in the sections entitled “Select Insurance and Financial Terms” and “Key Operating and Financial Metrics” included in our 2025 Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Following the Apollo Acquisition, select insurance, accounting, operating and financial terms’ definitions have been updated in the “Updates to Key Operating and Financial Metrics” section below in this Form 10-Q.
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” in our 2025 Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our 2025 Form 10-K.
The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).
Overview
Founded in 2006, Skyward Group is the holding company brand for its U.S. and U.K. businesses, Skyward Specialty Insurance Group, Inc. and Apollo, respectively, delivering a comprehensive suite of specialized insurance and reinsurance solutions across global specialty property and casualty markets. We focus our business on markets that are underserved, dislocated and/or for which standard insurance coverages are insufficient or inadequate to meet the needs of businesses, including our customers and prospective customers operating in these markets. Our customers typically require highly specialized, customized underwriting solutions and claims capabilities. As such, we develop and deliver tailored insurance products and services to address each of the niche markets we serve.
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
Skyward Specialty and Apollo continue to operate as distinct, market facing brands under the newly introduced Skyward Group brand. This brand architecture preserves the equity and reputational strength of both organizations while supporting a unified strategic direction and enhanced collaboration across the combined enterprise.
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
Adjusted pro forma gross written premiums is a non-GAAP financial measure defined as pro forma gross written premiums adjusted for the impact of changes in Apollo syndicate participation to evaluate premium growth trends on a consistent participation basis across periods.
Adjusted pro forma fee generating gross written premiums is a non-GAAP financial measure defined as pro forma fee generating gross written premiums adjusted for the impact of changes in Apollo syndicate participation percentages that provide a more meaningful comparison of fee generating business on a consistent participation basis across periods.
Tangible stockholders’ equity is a non-GAAP financial measure defined as stockholders’ equity excluding goodwill and intangible assets and the related deferred tax impact. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of tangible stockholders’ equity to stockholders’ equity, which is the most directly comparable financial metric prepared in accordance with GAAP.

Consolidated Results of Operations
The following table summarizes our consolidated results for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Gross written premiums	$740,554	$584,914	$1,408,258	$1,120,240
Ceded written premiums	(254,938)	(245,701)	(489,759)	(437,756)
Net written premiums	$485,616	$339,213	$918,499	$682,484
Net earned premiums	$444,472	$295,542	$878,479	$595,908
Underwriting fee income(1)	12,588	—	22,666	—
Commission and fee income	2,334	2,560	3,861	4,536
Non-cat loss and LAE	268,141	177,262	525,579	358,071
Cat loss and LAE(2)	8,600	4,000	16,385	10,500
Losses and LAE	276,741	181,262	541,964	368,571
Net policy acquisition costs	71,154	44,636	130,770	89,126
Other operating and general expenses	47,755	37,730	107,844	75,878
Corporate expense	4,372	3,230	9,281	7,143
Underwriting, acquisition and insurance expenses	123,281	85,596	247,895	172,147
Fee‑based service expenses(1)	4,562	—	8,732	—
Underwriting income(3)	$54,810	$31,244	$106,415	$59,726

Net investment income	$30,727	$18,704	$57,782	$38,126
Net investment (loss) gains	$(601)	$3,090	$2,584	$9,840
Interest expense	$8,812	$1,876	$16,531	$3,710
Amortization expense	$8,843	$372	$17,686	$709
Income before income taxes	$63,557	$49,795	$125,633	$101,230
Net income	$49,038	$38,839	$98,769	$80,897
Operating income(3)	$59,198	$37,496	$116,091	$75,233

Non-cat loss and LAE	60.4%	59.9%	59.8%	60.1%
Cat loss and LAE(2)	1.9%	1.4%	1.9%	1.8%
Net loss and LAE ratio	62.3%	61.3%	61.7%	61.9%
Net policy acquisition costs	16.0%	15.1%	14.8%	15.0%
Other operating and general expenses	10.7%	12.8%	12.3%	12.7%
Commission and fee income	(0.5)%	(0.9)%	(0.4)%	(0.8)%
Corporate expense	1.0%	1.1%	1.1%	1.2%
Net expense ratio	27.2%	28.1%	27.8%	28.1%
Combined ratio	89.5%	89.4%	89.5%	90.0%

Annualized return on equity	15.7%	17.7%	17.3%	19.1%
Annualized return on tangible equity(3)	23.4%	19.7%	22.2%	21.3%
Annualized operating return on equity(3)	19.0%	17.1%	20.4%	17.8%
Annualized operating return on tangible equity(3)	28.2%	19.0%	26.0%	19.8%

(1) Not included in the combined ratio
(2) Current accident year
(3) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2
(4) The underwriting, acquisition and insurance expense ratio includes corporate expenses not allocated to underwriting segments.

Reconciliation of Non-GAAP Financial Measures
Operating Income
The following table provides a reconciliation of operating income to net income for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$63,557	$49,038	$49,795	$38,839	$125,633	$98,769	$101,230	$80,897
Less (add):
Net investment (losses) gains	(601)	(464)	3,090	2,410	2,584	2,031	9,840	7,864
Amortization expense	(8,843)	(6,823)	(372)	(290)	(17,686)	(13,904)	(709)	(567)
Other income	13	10	7	5	28	22	20	16
Other expenses	(3,737)	(2,883)	(1,002)	(782)	(6,959)	(5,471)	(2,063)	(1,649)
Operating income	$76,725	$59,198	$48,072	$37,496	$147,666	$116,091	$94,142	$75,233

Underwriting Income
The following table provides a reconciliation of underwriting income to income before federal income tax expense for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Income before income taxes	$63,557	$49,795	$125,633	$101,230
Add:
Interest expense	8,812	1,876	16,531	3,710
Amortization expense	8,843	372	17,686	709
Other expenses	3,737	1,002	6,959	2,063
Less:
Net investment income	30,727	18,704	57,782	38,126
Net investment (losses) gains	(601)	3,090	2,584	9,840
Other income	13	7	28	20
Underwriting income	$54,810	$31,244	$106,415	$59,726

Adjusted pro forma gross written premiums
The following tables represent pro forma gross written premiums adjusted for the impact of changes in Apollo syndicate participation for the three and six months ended June 30, 2025:

$ in thousands	Three months ended June 30, 2025
	Syndicate 1969	Syndicate 1971	Total Apollo Segment	Total Skyward Group
Pro forma gross written premiums	$65,854	$10,337	$76,191	$661,105
Impact of the change in participation(s)	(10,647)	3,403	(7,244)	(7,244)
Adjusted pro forma gross written premiums	$55,207	$13,740	$68,947	$653,861

$ in thousands	Six months ended June 30, 2025
	Syndicate 1969	Syndicate 1971	Total Apollo Segment	Total Skyward Group
Pro forma gross written premiums	$119,303	$29,278	$148,581	$1,268,821
Impact of the change in participation(s)	(20,244)	(146)	(20,390)	(20,390)
Adjusted pro forma gross written premiums	$99,059	$29,132	$128,191	$1,248,431

Adjusted pro forma fee generating gross written premiums
The following tables represent pro forma fee generating gross written premiums adjusted for the impact of changes in Apollo syndicate participation for the three and six months ended June 30, 2025:

$ in thousands	Three months ended June 30, 2025
	Aligned Syndicates	Partner Syndicates	Total
Pro forma fee generating gross written premiums	$184,283	$55,461	$239,744
Impact of the change in participation(s)	7,244	N/A	7,244
Adjusted pro forma fee generating gross written premiums	$191,527	$55,461	$246,988

$ in thousands	Six months ended June 30, 2025
	Aligned Syndicates	Partner Syndicates	Total
Pro forma fee generating gross written premiums	$327,240	$114,173	$441,413
Impact of the change in participation(s)	20,390	N/A	20,390
Adjusted pro forma fee generating gross written premiums	$347,630	$114,173	$461,803
	347629721
Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended June 30, 2026 and 2025:

	June 30,		December 31,
($ in thousands)	2026	2025	2025
Stockholders’ equity	$1,267,537	$899,915	$1,009,565
Less: Goodwill and intangible assets	471,185	88,795	88,040
Add: Deferred tax impact	65,500	—	—
Tangible stockholders’ equity	$861,852	$811,120	$921,525

Annualized Operating Return on Equity
The following table provides a reconciliation of annualized operating return on equity to annualized return on equity for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Numerator: annualized operating income	$236,792	$149,984	$232,182	$150,467
Denominator: average stockholders’ equity	$1,246,210	$875,318	$1,138,551	$846,957
Annualized operating return on equity	19.0%	17.1%	20.4%	17.8%

Annualized Return on Tangible Equity
Annualized return on tangible equity for the three and six months ended June 30, 2026 and 2025 reconciles to annualized return on equity as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Numerator: annualized net income	$196,152	$155,356	$197,538	$161,794
Denominator: average tangible stockholders’ equity	$839,460	$787,376	$891,689	$758,886
Annualized return on tangible equity	23.4%	19.7%	22.2%	21.3%

Annualized Operating Return on Tangible Equity
Annualized operating return on tangible equity for the three and six months ended June 30, 2026 and 2025 reconciles to annualized return on equity as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Numerator: annualized operating income	$236,792	$149,984	$232,182	$150,467
Denominator: average tangible stockholders’ equity	$839,460	$787,376	$891,689	$758,886
Annualized operating return on tangible equity	28.2%	19.0%	26.0%	19.8%

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
Skyward Specialty Segment
Our Skyward Specialty segment is organized into nine distinct underwriting divisions each of which has dedicated underwriting leadership supported by high-quality technical staff with deep experience in their respective niches. We believe this structure and expertise allow us to serve the needs of our customers effectively and be a value-add partner to our distributors, while earning attractive risk-adjusted returns. During the first quarter of 2026, we updated our underwriting divisions to align with how management currently oversees the business, allocates resources and evaluates operating performance. Our Credit unit is now included in the Surety unit and has been renamed Credit & Surety and Agriculture and Credit (Re)insurance has been renamed Global Agriculture. The Construction & Energy Solutions division is now the Energy Solutions division. Lastly, business that we are no longer writing is reported in exited business. Prior reporting periods have been conformed to reflect the new presentation.

Underwriting Results
Premiums
The following tables present the Skyward Specialty segment’s gross written premiums by underwriting division, net written premiums and net earned premiums for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,
($ in thousands)	2026	2025	Change	% Change
Accident & Health	$95,456	$60,489	$34,967	57.8%
Captives	64,251	76,994	(12,743)	(16.6%)
Credit & Surety	63,759	55,131	8,628	15.6%
Energy Solutions	62,690	74,822	(12,132)	(16.2%)
Global Agriculture	111,939	57,179	54,760	95.8%
Global Property	71,109	83,992	(12,883)	(15.3%)
Professional Lines	34,978	37,555	(2,577)	(6.9%)
Specialty Programs	111,441	85,955	25,486	29.7%
Transactional E&S	52,296	53,461	(1,165)	(2.2%)
Total continuing business	667,919	585,578	82,341	14.1%
Exited business	(146)	(664)	518	(78.0%)
Total Skyward Specialty segment gross written premiums	$667,773	$584,914	$82,859	14.2%

Net written premiums	$426,967	$339,213	$87,754	25.9%
Net earned premiums	$378,346	$295,542	$82,804	28.0%

	Six months ended June 30,
($ in thousands)	2026	2025	Change	% Change
Accident & Health	$187,465	$123,658	$63,807	51.6%
Captives	122,165	143,923	(21,758)	(15.1%)
Credit & Surety	127,933	100,159	27,774	27.7%
Energy Solutions	111,556	150,416	(38,860)	(25.8%)
Global Agriculture	214,291	137,796	76,495	55.5%
Global Property	105,626	130,678	(25,052)	(19.2%)
Professional Lines	71,206	77,772	(6,566)	(8.4%)
Specialty Programs	206,208	148,630	57,578	38.7%
Transactional E&S	102,360	105,467	(3,107)	(2.9%)
Total continuing business	1,248,810	1,118,499	130,311	11.7%
Exited business	767	1,741	(974)	(55.9%)
Total Skyward Specialty segment gross written premiums	$1,249,577	$1,120,240	$129,337	11.5%

Net written premiums	$797,996	$682,484	$115,512	16.9%
Net earned premiums	$742,289	$595,908	$146,381	24.6%

For the second quarter and first half of 2026, the 14.1% and 11.7% increases in gross written premiums for continuing business, when compared to the same 2025 period, were primarily driven by new business in our global agriculture, accident & health, specialty programs, and credit & surety divisions. Partially offsetting the growth were decreases in the (i) energy solutions and captives divisions due to non-renewing business, and (ii) global property division due to increased competition in the property market and decreases in rates.
Net written premiums for the second quarter of 2026 were $427.0 million compared to $339.2 million for the same 2025 period, an increase of $87.8 million or 25.9%. Net written premiums for the first half of 2026 were $798.0 million compared to $682.5 million for the same 2025 period, an increase of $115.5 million or 16.9%. The increases in net written premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.

Net earned premiums for the second quarter of 2026 were $378.3 million compared to $295.5 million for the same 2025 period, an increase of $82.8 million or 28.0%. Net earned premiums for the first half of 2026 were $742.3 million compared to $595.9 million for the same 2025 period, an increase of $146.4 million or 24.6%. The increases in net earned premiums was primarily driven by the same reasons that drove the increases in gross written premiums discussed above.
For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in this Item 2.
Combined Ratio
The following tables set forth the components of the Skyward Specialty segment’s combined ratios for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026		2025
($ in thousands)	$ Amount	% of Net Earned Premiums	$ Amount	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$231,964	61.3%	$177,262	59.9%
Cat loss and LAE(1)	5,003	1.3%	4,000	1.4%
Total losses and LAE	236,967	62.6%	181,262	61.3%
Expenses:
Net policy acquisition expenses	52,927	14.0%	44,636	15.1%
Other operating and general expenses	41,204	10.9%	37,730	12.8%
Underwriting, acquisition and insurance expenses	94,131	24.9%	82,366	27.9%
Less: commission and fee income	(2,334)	(0.6%)	(2,560)	(0.9%)
Total net expenses	$91,797	24.3%	$79,806	27.0%
Combined ratio		86.9%		88.3%
(1) Current accident year

	Six months ended June 30,
	2026		2025
($ in thousands)	$ Amount	% of Net Earned Premiums	$ Amount	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$452,410	61.0%	$358,071	60.1%
Cat loss and LAE(1)	12,788	1.7%	10,500	1.8%
Total losses and LAE	465,198	62.7%	368,571	61.9%
Expenses:
Net policy acquisition expenses	103,986	14.0%	89,126	15.0%
Other operating and general expenses	87,108	11.7%	75,878	12.7%
Underwriting, acquisition and insurance expenses	191,094	25.7%	165,004	27.7%
Less: commission and fee income	(3,861)	(0.5%)	(4,536)	(0.8%)
Total net expenses	$187,233	25.2%	$160,468	26.9%
Combined ratio		87.9%		88.8%
(1) Current accident year
The loss ratios for the second quarter and first half of 2026 increased 1.3 points and 0.8 points, respectively, when compared to the same 2025 periods. Catastrophe losses in the second quarter and first half of 2026 were primarily due to convective storms, while catastrophe losses in the same 2025 periods were driven by convective storms in the South and Midwest and the California wildfires. The first half of 2026 was also impacted by winter storms. In addition, the increases in the non-cat loss and LAE ratios, when compared to the same 2025 periods, were due to shifts in business mix, primarily from growth in the accident & health and global agriculture divisions, both of which generally have higher loss ratios.
The expense ratios for the second quarter and first half of 2026 improved 2.7 points and 1.7 points, respectively, when compared to the same 2025 periods, primarily driven by business mix shift, enhanced operating efficiencies, and scale benefits as net earned premiums outpaced expense growth.
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
Bermuda
Apollo Bermuda Limited (“ABL”) is licensed in Bermuda as a Class 3A commercial insurer with the provisions of the Bermuda Insurance Act 1978 (the “Insurance Act”). ABL is a wholly owned subsidiary of Apollo. The principal activity of ABL is underwriting an affiliated quote share of Apollo 16 Limited, a corporate member supporting the underwriting capital for Syndicate 1969 and Syndicate 1971.
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
Underwriting Results
Select Apollo metrics for the second quarter and first half of 2025 are presented on a pro forma basis for comparative purposes only and are not necessarily indicative of the operating results that Skyward Group would have recognized had the acquisition actually been completed on January 1, 2025. Pro forma information is unaudited.

Premiums
The following tables set forth gross written premiums by underwriting division for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,
($ in thousands)	2026	2025(1)	Change	% Change
Syndicate 1969	$59,431	$55,207	$4,224	7.7%
Syndicate 1971	13,350	13,740	(390)	(2.8%)
Total gross written premiums	$72,781	$68,947	$3,834	5.6%

Net written premiums	$58,649	$—	$—	—%
Net earned premiums	$66,126	$—	$—	—%
(1) Prior year information is pro forma and is adjusted for the impact of the change in participations. See Reconciliation of Non-GAAP Financial Measures.

	Six months ended June 30,
($ in thousands)	2026	2025(1)	Change	% Change
Syndicate 1969	$124,439	$99,059	$25,380	25.6%
Syndicate 1971	34,242	29,132	5,110	17.5%
Total gross written premiums	$158,681	$128,191	$30,490	23.8%

Net written premiums	$120,503	$—	$—	—%
Net earned premiums	$136,190	$—	$—	—%
(1) Prior year information is pro forma and is adjusted for the impact of the change in participations. See Reconciliation of Non-GAAP Financial Measures.

Gross written premiums for the second quarter and first half of 2026 increased $3.8 million and $30.5 million, or 5.6% and 23.8%, respectively, compared to the same adjusted pro forma 2025 periods. The increases were primarily driven by growth in Syndicate 1969, which benefited from new business and expansion across select specialty lines.
Combined Ratio
The Apollo segment’s combined ratio for the three and six months ended June 30, 2026 was 97.6% and 91.3%, respectively. Total non-cat losses and LAE for the three and six months ended June 30, 2026 were $39.8 million and $76.8 million, or 60.1% and 56.4%, respectively. Cat losses and LAE for the three and six months ended June 30, 2026 were $3.6 million for each period, or 5.4% and 2.6%, respectively, primarily due to the conflict in the Middle East. Total underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2026 were $24.8 million and $47.5 million, or 37.5% and 34.9%, respectively. Net policy acquisition expenses were $18.2 million and $26.8 million, or 27.6% and 19.7%, respectively, and other operating and general expenses were $6.6 million and $20.7 million, or 9.9% and 15.2%, respectively.
Managed Premiums and Underwriting Fee Income
Apollo provides managing agency services to nine syndicates within its Lloyd’s managing agency platform. The capital aligned syndicates, Syndicate 1969, Syndicate 1971 and Syndicate 1972, are wholly managed and partly capitalized by Apollo’s Lloyd’s capital member Apollo No. 16. Platform Partner syndicates are managed by Apollo on behalf of third‑party partners and Apollo does not currently provide capital for underwriting of these syndicates. Apollo receives managing agency fees and performance‑based income for their managing agency services from all syndicates on its Lloyd's platform. For the three and six months ended June 30, 2026, underwriting fee income was $12.6 million and $22.7 million, respectively.

The following table sets forth the fee generating gross written premiums for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025(1)	2026	2025(1)
Aligned Syndicates	$217,196	$191,527	$427,745	$347,630
Partner Syndicates	100,925	55,461	190,381	114,173
Total fee generating gross written premiums	$318,121	$246,988	$618,126	$461,803
(1) Prior year information is pro forma and is adjusted for the impact of the change in participations. See Reconciliation of Non-GAAP Financial Measures.

Total fee generating gross written premiums for the three and six months ended June 30, 2026 increased 28.8% and 33.9%, respectively, compared to the same pro forma 2025 periods, primarily driven by the addition of a new partner syndicate and organic growth across both aligned and partner syndicates.
Investments
Composition of Investment Portfolio
In the first quarter of 2026, we revised the presentation of our investment portfolio to (i) report short-term investments separately from cash and cash equivalents following the closing of the Apollo acquisition, and (ii) include equities in alternative & strategic investments after the sale of the majority of the equity portfolio in 2025. The prior year period has been recast to reflect this change.
The following table sets forth the components of our investment portfolio at carrying value at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Cash and cash equivalents	$340,851	11.1%	$171,053	6.9%
Short-term investments	392,634	12.8%	264,299	10.7%
Fixed income	2,201,401	71.5%	1,866,205	75.5%
Alternative and strategic investments	143,212	4.6%	168,837	6.8%
Total portfolio	$3,079,239	100.0%	$2,471,568	100.0%

Investment Results
The following table sets forth the components of net investment income and net investment gains (losses) for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
$ in thousands	2026	2025	2026	2025
Short-term investments	$2,469	$3,713	$4,957	$6,914
Cash and cash equivalents	2,583	976	4,242	1,900
Fixed income	29,310	17,822	56,675	34,552
Alternative and strategic investments	(3,635)	(3,807)	(8,092)	(5,240)
Net investment income	$30,727	$18,704	$57,782	$38,126
Net unrealized gains (losses) on securities still held	$1,927	$(3,181)	$3,702	$2,310
Net realized (losses) gains	(2,528)	6,271	(1,118)	7,530
Net investment (losses) gains	$(601)	$3,090	$2,584	$9,840

Net investment income for the second quarter and first half of 2026 increased $12.0 million and $19.7 million, respectively when compared to the same 2025 periods, driven by increased income from our fixed income portfolio as a result of the Apollo acquisition, a higher yield and a larger asset base.
The alternative and strategic investments portfolio continued to be impacted by the decline in the fair value of limited partnership investments.

When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. During the second quarter 2026, we wrote off $2.0 million on a held-to-maturity security and recognized a recovery of $0.3 million of amounts previously written off for credit losses on an available-for-sale “corporate securities and miscellaneous” security. This brings our total allowance to $8.5 million on three securities, an increase of $1.7 million for the second quarter and $1.0 million for the first half of 2026. Other than the securities discussed previously, we determined that no other credit impairment existed at June 30, 2026. See Note 3, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Fixed income
Our fixed income portfolio primarily consists of investment grade fixed income securities, which are predominantly highly-rated and liquid bonds, and commercial mortgage loans.
The following table sets forth the components of our fixed income securities at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
U.S. government securities	$127,064	5.8%	$44,468	2.4%
Non-U.S. government securities	2,677	0.1%	—	—%
Corporate securities and miscellaneous	790,807	35.9%	636,387	34.1%
Municipal securities	92,213	4.2%	102,116	5.5%
Residential mortgage-backed securities	445,211	20.2%	486,587	26.1%
Commercial mortgage-backed securities	84,624	3.8%	73,050	3.9%
Other asset-backed securities	649,587	29.5%	513,695	27.5%
Total fixed income portfolio, available-for-sale	2,192,183	99.5%	1,856,303	99.5%
Commercial mortgage loans	9,218	0.5%	9,902	0.5%
Total fixed income portfolio	$2,201,401	100.0%	$1,866,205	100.0%

The weighted average credit rating of our available-for-sale fixed income portfolio was “A+” at June 30, 2026 and December 31, 2025. The following table sets forth the credit quality of our available-for-sale fixed income portfolio at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$305,607	13.9%	$286,563	15.4%
AA	613,374	28.0%	548,030	29.6%
A	713,395	32.5%	620,813	33.5%
BBB	538,517	24.6%	379,586	20.4%
BB and Lower	21,290	1.0%	21,311	1.1%
Total fixed income portfolio, available-for-sale	$2,192,183	100.0%	$1,856,303	100.0%

Our commercial mortgage loans are primarily senior loans on real estate across the U.S.
The average duration of our fixed income portfolio was approximately 3.85 years and 3.60 years, respectively, as of June 30, 2026 and December 31, 2025.
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
Other Items
Interest expense
Interest expense for the three and six months ended June 30, 2026 was $8.8 million and $16.5 million, respectively, compared to $1.9 million and $3.7 million, respectively, for the same 2025 periods. The increases were due to additional interest expense related to the Term Loan Facility and Revolving Credit Facility (both are defined in the “Credit Agreements” section below).
Amortization expense
Amortization expense for the three and six months ended June 30, 2026 was $8.8 million and $17.7 million, respectively, compared to $0.4 million and $0.7 million, respectively, for the same 2025 periods. The increases were due to the amortization of the value of business acquired (“VOBA”) asset and additional definite-lived intangible assets recognized as a result of the acquisition of Apollo.
Income Taxes
Income tax expense for the three and six months ended June 30, 2026 was $14.5 million and $26.9 million, respectively, compared to $11.0 million and $20.3 million, respectively, for the same 2025 periods. Our effective tax rates for the three and six months ended June 30, 2026 were 22.8% and 21.4%, respectively, compared to 22.0% and 20.1%, respectively, for the same 2025 periods. The increase in the effective tax rate for the three months ended June 30, 2026 was primarily attributable to a reduction in the proportional tax benefit of stock-based compensation as pre-tax income increased. The increase in the effective tax rate for the six months ended June 30, 2026 was primarily attributable to foreign taxes associated with the Apollo acquisition, partially offset by discrete tax benefits, primarily from stock-based compensation. For additional information, see Note 12 of our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Sources and Uses of Funds
Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period, net of the related commission for the policies. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that generally earn interest and dividends. We also use cash to pay for operating expenses such as salaries, rent and taxes and capital expenditures such as technology systems. We use reinsurance to reduce volatility and as part of our capital management strategy. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.
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
Payments made by our holding company to service the credit agreements are provided by our subsidiaries’ operating activities. During the six months ended June 30, 2026, GMIC paid a dividend of $50.0 million to the holding company to redeem a portion of the Tranche A DDTL detailed below.

Our cash flows for the six months ended June 30, 2026 and 2025:

($ in thousands)	2026	2025
Cash and cash equivalents provided by (used in):
Operating activities	$184,167	$184,940
Investing activities	(382,620)	(169,301)
Financing activities	301,862	—
Change in cash and cash equivalents and restricted cash	$103,409	$15,639

Cash provided by operating activities in 2026 was consistent when compared to 2025 and continued to reflect positive cash flow from our insurance operations. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the past two years were used primarily to fund investing activities.
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
We used the Term Loan Facility to fund a portion of the consideration of the acquisition of Apollo and related transaction fees and expenses. Amounts drawn under the Term Loan Facility will bear interest at either term SOFR plus a margin, which will range from 150 basis points to 190 basis points, or the base rate plus a margin, which will range from 50 basis points to 90 basis points, each depending on our debt to capitalization ratio. SOFR is calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate is the highest of (i) the Agent’s then-current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, we will also pay a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Facility, depending on our debt to capitalization ratio. The Tranche A DDTL matures on January 1, 2028 and the Tranche B DDTL matures on July 2, 2029. On December 30, 2025, we drew $150.0 million of the Tranche A DDTL and $150.0 million of the Tranche B DDTL for the acquisition of Apollo on January 1, 2026. On June 26, 2026, the Company repaid $50.0 million of outstanding principal related to the Tranche A DDTL.
The Term Loan Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness exceeding $10.0 million and on our ability to make distributions to our stockholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants, including financial covenants relating to our minimum consolidated net worth, maximum total debt to capitalization, minimum A.M. Best rating and minimum liquidity, as well as customary events of default. As of June 30, 2026, we were in compliance with all covenants.
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

We report debt related to the Term Loan Facility as of June 30, 2026 Condensed Consolidated Balance Sheet, net of debt issuance costs of approximately $3.9 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the debt.
Revolving Credit Facility
During the fourth quarter of 2025, we entered into a Credit Agreement (the “Revolving Credit Facility”) with a syndicate of participating banks. The Revolving Credit Facility is unsecured and provided us with up to an initial maximum principal amount of $150.0 million, which was increased to $250.0 million on the closing date of our acquisition of Apollo.
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
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity, as well as customary events of default. As of June 30, 2026, we were in compliance with all covenants.
Debentures
In May 2019, we entered into an agreement to issue unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the Notes is fixed at 7.25% for the first 8 years and fixed at 8.25% thereafter. Early retirement of the debt ahead of the 8-year commitment requires all interest payments to be paid in full as well as the return of outstanding principal. Principal is due at maturity on May 24, 2039 and interest is payable quarterly. The Notes have junior priority to all previously issued debt. We report debt related to the Notes as of June 30, 2026 Condensed Consolidated Balance Sheet and December 31, 2025 Consolidated Balance Sheet, net of debt issuance costs of approximately $0.4 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
Share Repurchase Program
In October 2024, the Board approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock. On July 15, 2026, the Board authorized an increase to the share repurchase program authorizing the repurchase of up to an additional $50.0 million of our common stock. As a result, the total amount authorized under the share repurchase program increased to $100.0 million. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including through Rule 10b5-1 trading plans. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The share repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. During the three and six months ended June 30, 2026, we repurchased 222,635 shares for approximately $9.7 million under this plan. These shares represent the total repurchased under the plan as of June 30, 2026.
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
For the three and six months ended June 30, 2026 our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 65.6% and 65.2%, respectively, compared to 58.0% and 60.9%, respectively, for the same 2025 periods.
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
In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act.
In connection with the evaluation of our disclosure controls and procedures as of June 30, 2026, the scope of such evaluation excluded Apollo, which was acquired on January 1, 2026. The Company excluded Apollo from the evaluation because the entity and its related systems, processes and controls are in the process of being integrated into the Company’s overall financial reporting and disclosure control framework. Management plans to complete the integration and related evaluation of Apollo’s disclosure controls and procedures during 2026.
Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The evaluation of internal control over financial reporting as of June 30, 2026 excluded Apollo, which was acquired on January 1, 2026, as the integration of Apollo’s systems and controls into the Company’s control environment is ongoing.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”), as supplemented by the risk factor updates set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2026 (our “Q1 10-Q”). There have been no other material changes in our risk factors in the six months ended June 30, 2026 from those disclosed in our 2025 Form 10-K and our Q1 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents share purchases made by the Company during the three months ended June 30, 2026, and the approximate dollar value of shares remaining that are authorized for purchase by the Company under its publicly announced share repurchase program.

($ in thousands, except share and per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
April 2026	—	$—	—	$50,000
May 2026	—	—	—	$50,000
June 2026	245,984	43.75	222,635	$90,269
	245,984	$43.75	222,635
(1) Includes shares withheld from participants in the Company’s long-term incentive program for personal income taxes

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Skyward Specialty Insurance Group, Inc.
Date: August 7, 2026	By:	/s/ Andrew Robinson
Andrew Robinson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)