Form 10-Q
period 2026-09-30
Skyward Specialty Insurance Group, Inc.
filed 2026-11-06
CIK 1519449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of October 30, 2026, the registrant had 44,413,449 shares of common stock outstanding.

Form 10-Q	Item and Description	Page
Part I
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine-Month Periods Ended September 30, 2026 and 2025 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine-Month Periods Ended September 30, 2026 and 2025 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2026 and 2025 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56
Part II
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	58
Signatures		59

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025
($ in thousands, except share and per share amounts)	(Unaudited)
Assets
Investments:
Fixed maturity securities, available-for-sale, at fair value (net of allowance for credit losses of $5,910 and $7,000, respectively) (amortized cost of $2,265,283 and $1,848,755, respectively)	$2,191,576	$1,856,303
Fixed maturity securities, held-to-maturity, at amortized cost (net of allowance for credit losses of $4,228 and $468, respectively)	26,446	32,822
Equity securities, at fair value	1,088	1,174
Mortgage loans, at fair value	6,712	9,902
Equity method investments	62,686	77,365
Other long-term investments	66,847	58,650
Short-term investments, at fair value	531,449	264,299
Total investments	2,886,804	2,300,515
Cash and cash equivalents	187,615	168,544
Restricted cash	96,675	30,570
Funds at Lloyd’s	121,630	2,509
Options, at fair value	31,846	34,857
Premiums and commissions receivable, net	1,091,077	544,217
Reinsurance recoverables, net	1,460,189	1,119,880
Ceded unearned premium	389,749	238,948
Deferred policy acquisition costs and VOBA	190,373	136,100
Deferred tax assets	65,773	27,865
Goodwill and intangible assets, net	469,054	88,040
Other assets	155,661	99,807
Total assets	$7,146,446	$4,791,852
Liabilities and stockholders’ equity
Liabilities:
Reserves for losses and loss adjustment expenses	$3,208,137	$2,318,894
Unearned premiums	1,225,726	774,035
Deferred ceding commission	62,708	46,453
Reinsurance and premium payables	565,980	279,888
Funds held for others	151,163	128,003
Deferred tax liabilities	66,924	—
Accounts payable and accrued liabilities	152,910	115,034
Notes payable	417,037	100,411
Subordinated debt, net of debt issuance costs	19,593	19,569
Total liabilities	5,870,178	3,782,287
Stockholders’ equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 44,846,532 shares issued and 44,413,449 shares outstanding at September 30, 2026; 40,511,222 shares issued and outstanding at December 31, 2025	448	405
Treasury stock, at cost, 433,083 and 0 shares, respectively	(19,552)	—
Additional paid-in capital	933,877	730,555
Accumulated other comprehensive (loss) income	(54,218)	11,457
Retained earnings	415,713	267,148
Total stockholders’ equity	1,276,268	1,009,565
Total liabilities and stockholders’ equity	$7,146,446	$4,791,852

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenues:
Net earned premiums	$406,864	$351,797	$1,285,343	$947,705
Underwriting fee income	11,000	—	33,666	—
Commission and fee income	3,118	1,904	6,979	6,440
Net investment income	33,879	22,014	91,661	60,140
Net investment gains	466	7,047	3,050	16,887
Other income (loss)	14	(236)	42	(216)
Total revenues	455,341	382,526	1,420,741	1,030,956
Expenses:
Losses and loss adjustment expenses	251,036	213,780	793,000	582,351
Underwriting, acquisition and insurance expenses	118,002	101,676	365,897	273,823
Fee‑based service expenses	4,075	—	12,807	—
Interest expense	6,997	1,919	23,528	5,629
Amortization expense	8,843	455	26,529	1,164
Other expenses	2,744	4,149	9,703	6,212
Total expenses	391,697	321,979	1,231,464	869,179
Income before income taxes	63,644	60,547	189,277	161,777
Income tax expense	13,848	14,646	40,712	34,979
Net income	$49,796	$45,901	$148,565	$126,798
Comprehensive income
Net income	$49,796	$45,901	$148,565	$126,798
Other comprehensive (loss) income:
Unrealized gains and losses on investments:
Net change in unrealized (losses) gains on investments, net of tax	(47,742)	6,740	(65,584)	30,000
Reclassification adjustment for gains on securities no longer held, net of tax	849	5,465	861	1,659
Foreign currency translation adjustment	(234)	—	(952)	—
Total other comprehensive (loss) income	(47,127)	12,205	(65,675)	31,659
Comprehensive income	$2,669	$58,106	$82,890	$158,457
Per share data:
Basic earnings per share	$1.12	$1.13	$3.34	$3.14
Diluted earnings per share	$1.09	$1.10	$3.26	$3.03
Weighted-average common shares outstanding
Basic	44,405,132	40,487,069	44,462,989	40,377,864
Diluted	45,799,617	41,868,449	45,618,514	41,784,976

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three months ended September 30,
($ in thousands, except share amounts)	2026	2025
Common shares:
Balance at beginning of period	44,396,493	40,486,656
Issuance of shares	16,956	709
Balance at September 30,	44,413,449	40,487,365
Treasury shares:
Balance at beginning of period	(431,006)	—
Shares acquired	(2,077)	—
Balance at September 30,	(433,083)	—
Common stock:
Balance at beginning of period	$448	$405
Balance at September 30,	$448	$405
Treasury stock:
Balance at beginning of period	$(19,427)	$—
Treasury stock acquired	(125)	—
Balance at September 30,	$(19,552)	$—
Additional paid-in capital:
Balance at beginning of period	$927,690	$724,159
Share-based compensation	6,187	3,402
Balance at September 30,	$933,877	$727,561
Accumulated other comprehensive loss:
Balance at beginning of period	$(7,091)	$(2,666)
Other comprehensive (loss) income, net of tax	(47,127)	12,205
Balance at September 30,	$(54,218)	$9,539
Retained earnings:
Balance at beginning of period	$365,917	$178,017
Net income	49,796	45,901
Balance at September 30,	$415,713	$223,918
Total stockholders’ equity	$1,276,268	$961,423

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine months ended September 30,
($ in thousands, except share amounts)	2026	2025
Common shares:
Balance at beginning of year	40,511,222	40,127,908
Issuance of shares	3,902,227	359,457
Balance at September 30,	44,413,449	40,487,365
Treasury shares:
Balance at beginning of year	—	—
Shares acquired	(433,083)	—
Balance at September 30,	(433,083)	—
Common stock:
Balance at beginning of year	$405	$401
Issuance of common stock	43	4
Balance at September 30,	$448	$405
Treasury stock:
Balance at beginning of year	$—	$—
Treasury stock acquired	(19,552)	—
Balance at September 30,	$(19,552)	$—
Additional paid-in capital:
Balance at beginning of year	$730,555	$718,598
Issuance of common stock	203,322	8,963
Balance at September 30,	$933,877	$727,561
Accumulated other comprehensive loss:
Balance at beginning of year	$11,457	$(22,120)
Other comprehensive (loss) income, net of tax	(65,675)	31,659
Balance at September 30,	$(54,218)	$9,539
Retained earnings:
Balance at beginning of year	$267,148	$97,120
Net income	148,565	126,798
Balance at September 30,	$415,713	$223,918
Total stockholders’ equity	$1,276,268	$961,423

The accompanying notes are an integral part of the consolidated financial statements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
($ in thousands)	2026	2025
Cash flows from operating activities:
Net income	$148,565	$126,798
Adjustments to reconcile net income to net cash provided by operating activities	240,738	229,510
Net cash provided by operating activities	389,303	356,308
Cash flows from investing activities:
Acquisitions, net of cash acquired	(196,699)	(2,000)
Purchase of fixed maturity securities, available-for-sale	(644,190)	(664,018)
Purchase of equity securities	—	(13,213)
Purchase of equity method investments and other long-term investments	(8,248)	(3,222)
Investment in direct and indirect loans	2,882	15,412
Purchases (sales) of property and equipment	1,795	(3,747)
Proceeds from the sales of fixed maturity securities, available-for-sale	289,103	61,461
Maturities, calls, transfers and paydowns of fixed maturity securities, available-for-sale	162,314	122,761
Maturities, calls and paydowns of fixed maturity securities held-to-maturity	1,741	3,506
Proceeds from the sales of equity securities	—	126,738
Sales of and distributions from equity method and other long-term investments	11,543	9,274
Change in short-term investments	(80,269)	27,562
Change in receivable/payable for securities	466	—
Cash (used in) provided by deposit accounting	(26,381)	3,918
Net cash used in investing activities	(485,943)	(315,568)
Cash flows from financing activities:
Proceeds from issuance of common stock	400	—
Proceeds from long term borrowings	371,089	—
Payments on long term borrowings	(51,000)	—
Treasury stock acquired	(19,552)	—
Net cash provided by financing activities	300,937	—
Net increase in cash and cash equivalents, restricted cash and funds at Lloyd's	204,297	40,740
Cash and cash equivalents, restricted cash and funds at Lloyd's at beginning of period(1)	201,623	157,525
Cash and cash equivalents, restricted cash and funds at Lloyd's at end of period(1)	$405,920	$198,265
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,343	$4,671
(1) The sum of cash and cash equivalents, restricted cash and funds at Lloyd’s from the consolidated balance sheets

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
On January 1, 2026, the Company completed its acquisition of Apollo Group Holdings Limited (“Apollo”), a Lloyd’s of London (“Lloyd’s”) specialist insurance and reinsurance group. Apollo includes a Lloyd’s of London Managing Agency, Apollo Syndicate Management Limited (“ASML”), which provides managing agency services to ten Lloyd’s syndicates.
Apollo participates in its wholly managed syndicates through its corporate member company, Apollo No. 16 Limited (“Apollo No. 16”) which has a quota share agreement in place with Apollo Bermuda Limited. Apollo’s wholly managed

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Summary of Significant Accounting Policies (continued)

syndicates include Syndicate 1969, which underwrites a diversified specialty portfolio; Syndicate 1971, which focuses on digital-economy and technology-enabled risks; and Syndicate 1972, which serves as a quota share reinsurance vehicle for Syndicates 1969 and 1971, assuming a proportional share of their underwriting risks and results.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.    Goodwill and Intangible Assets
The following tables set forth the carrying amount and changes in the balance of goodwill by reporting unit at September 30, 2026 and 2025:

($ in thousands)	Accident and Health	Credit & Surety	Energy Solutions	Apollo	Other	Total
Goodwill
Gross balance at December 31, 2025	$91,577	$6,781	$10,204	$—	$3,879	$112,441
Accumulated impairment at December 31, 2025	(44,821)	—	—	—	(1,886)	(46,707)
Additions	—	—	—	125,408	—	125,408
Net balance at September 30, 2026	$46,756	$6,781	$10,204	$125,408	$1,993	$191,142

($ in thousands)	Accident and Health	Credit & Surety	Energy Solutions	Other	Total
Goodwill
Gross balance at December 31, 2024	$91,577	$6,781	$10,204	$3,879	$112,441
Accumulated impairment at December 31, 2024	(44,821)	—	—	(1,886)	(46,707)
Net balance at September 30, 2025	$46,756	$6,781	$10,204	$1,993	$65,734

The following tables set forth the carrying amount and changes in the balance of other intangible assets at September 30, 2026 and 2025:

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Syndicate Capacity	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2025	$26,491	$1,117	$999	$—	$14,019	$42,626
Accumulated amortization at December 31, 2025	(19,203)	(1,117)	—	—	—	(20,320)
Additions	27,000	—	35,000	200,000	—	262,000
Amortization	(3,769)	—	(2,625)	—	—	(6,394)
Net balance at September 30, 2026	$30,519	$—	$33,374	$200,000	$14,019	$277,912

($ in thousands)	Agent Relationships	Non-competes	Trademarks	Licenses	Total
Other Intangible Assets
Gross balance at December 31, 2024	$24,491	$1,117	$999	$14,019	$40,626
Accumulated amortization at December 31, 2024	(17,895)	(1,117)	—	—	(19,012)
Additions	2,000	—	—	—	2,000
Amortization	(931)	—	—	—	(931)
Net balance at September 30, 2025	$7,665	$—	$999	$14,019	$22,683

The Company’s indefinite lived intangible assets relate to insurance licenses, certain trademarks and Lloyd’s syndicates capacity. Its finite lived intangible assets, which relate to policy renewals, agency relationships, certain trademarks acquired in connection with the Apollo acquisition, syndicates capacity relationships and non-compete and exclusivity agreements, have a weighted average useful life of approximately 9 years as of September 30, 2026.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.    Goodwill and Intangible Assets (continued)
During the three and nine months ended September 30, 2026, the Company recognized approximately $2.1 million and $6.4 million, respectively, of amortization expense, compared to $0.3 million and $0.9 million, respectively, for the same 2025 periods. The following table sets forth the estimated future net amortization expense of intangible assets:

($ in thousands)
Amount
Remainder of 2026	$2,131
Year Ending December 31, 2027	8,525
Year Ending December 31, 2028	8,525
Year Ending December 31, 2029	8,233
Year Ending December 31, 2030	8,025

3.    Investments
The following tables set forth the amortized cost and the fair value by investment category at September 30, 2026 and December 31, 2025:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2026
Fixed maturity securities, available-for-sale:
U.S. government securities	$140,625	$10	$(4,353)	$—	$136,282
Non U.S government securities	2,696	—	(101)	—	2,595
Corporate securities and miscellaneous	833,595	2,238	(22,086)	(5,910)	807,837
Municipal securities	108,460	116	(6,452)	—	102,124
Residential mortgage-backed securities	454,211	813	(26,459)	—	428,565
Commercial mortgage-backed securities	82,311	181	(1,051)	—	81,441
Other asset-backed securities	643,385	999	(11,652)	—	632,732
Total fixed maturity securities, available-for-sale	$2,265,283	$4,357	$(72,154)	$(5,910)	$2,191,576
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$30,674	$634	$—	$(4,228)	$27,080
Total fixed maturity securities, held-to-maturity	$30,674	$634	$—	$(4,228)	$27,080

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
December 31, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$44,190	$292	$(14)	$—	$44,468
Corporate securities and miscellaneous	632,244	14,223	(3,080)	(7,000)	636,387
Municipal securities	102,691	1,725	(2,300)	—	102,116
Residential mortgage-backed securities	487,145	8,928	(9,486)	—	486,587
Commercial mortgage-backed securities	72,631	1,016	(597)	—	73,050
Other asset-backed securities	509,854	5,194	(1,353)	—	513,695
Total fixed maturity securities, available-for-sale	$1,848,755	$31,378	$(16,830)	$(7,000)	$1,856,303
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	$33,290	$829	$(48)	$(468)	$33,603
Total fixed maturity securities, held-to-maturity	$33,290	$829	$(48)	$(468)	$33,603

The following table sets forth the amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at September 30, 2026:

($ in thousands)	Amortized Cost	Fair Value
Due in less than one year	$42,683	$42,676
Due after one year through five years	597,748	579,322
Due after five years through ten years	314,097	302,656
Due after ten years	130,848	124,184
Mortgage-backed securities	536,522	510,006
Other asset-backed securities	643,385	632,732
Total	$2,265,283	$2,191,576

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Also, changing interest rates, tax considerations or other factors may result in portfolio sales prior to maturity.
The Company’s fixed maturity securities, held-to-maturity, at September 30, 2026 consisted entirely of asset-backed securities that were not due at a single maturity date.
At September 30, 2026, the Company had U.S. government agencies mortgage-backed fixed maturity securities, with a carrying value of approximately $164.0 million pledged as collateral for a loan (the “FHLB Loan”) from the Federal Home Loan Bank of Dallas (“FHLB”) pursuant to an Advances and Security Agreement between the Company and FHLB (the “Advances and Security Agreement”). In accordance with the terms of the FHLB Loan, the Company retains all rights regarding these pledged securities.
At September 30, 2026, the Company had assets with fair values of approximately $91.8 million pledged as collateral for performance obligations under reinsurance agreements. In accordance with the terms of the trust agreements, the Company retains all rights regarding these securities, of which $71.1 million are residential mortgage-backed securities, $18.5 million of cash and cash equivalents and other assets and $2.2 million of short-term investments.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)
The following tables set forth the gross unrealized losses and the corresponding fair values of investments, aggregated by length of time that individual securities had been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025:

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2026
Fixed maturity securities, available-for-sale:
U.S. government securities	$126,545	$(4,353)	$—	$—	$126,545	$(4,353)
Non-U.S. government securities	2,595	(101)	—	—	2,595	(101)
Corporate securities and miscellaneous	626,827	(20,057)	32,722	(2,029)	659,549	(22,086)
Municipal securities	68,152	(3,720)	18,056	(2,732)	86,208	(6,452)
Residential mortgage-backed securities	342,259	(14,493)	57,156	(11,966)	399,415	(26,459)
Commercial mortgage-backed securities	39,965	(465)	5,036	(586)	45,001	(1,051)
Other asset-backed securities	419,990	(10,365)	7,992	(1,287)	427,982	(11,652)
Total fixed maturity securities, available-for-sale	1,626,333	(53,554)	120,962	(18,600)	1,747,295	(72,154)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	27,080	—	—	—	27,080	—
Total fixed maturity securities, held-to-maturity:	27,080	—	—	—	27,080	—
Total	$1,653,413	$(53,554)	$120,962	$(18,600)	$1,774,375	$(72,154)

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)

	Less than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Fixed maturity securities, available-for-sale:
U.S. government securities	$349	$(1)	$1,565	$(13)	$1,914	$(14)
Corporate securities and miscellaneous	67,644	(346)	63,575	(2,734)	131,219	(3,080)
Municipal securities	19,157	(400)	22,004	(1,900)	41,161	(2,300)
Residential mortgage-backed securities	56,147	(262)	74,075	(9,224)	130,222	(9,486)
Commercial mortgage-backed securities	4,646	(3)	8,363	(594)	13,009	(597)
Other asset-backed securities	85,098	(424)	16,081	(929)	101,179	(1,353)
Total fixed maturity securities, available-for-sale	233,041	(1,436)	185,663	(15,394)	418,704	(16,830)
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	1,912	(48)	—	—	1,912	(48)
Total fixed maturity securities, held-to-maturity:	1,912	(48)	—	—	1,912	(48)
Total	$234,953	$(1,484)	$185,663	$(15,394)	$420,616	$(16,878)

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
As of September 30, 2026, the Company had 1,671 lots of fixed maturity securities in an unrealized loss position. The Company does not have an intent to sell these securities and it is not more likely than not that the Company will be required to sell these securities before maturity or recovery of its cost basis. The Company reviewed its investments at September 30, 2026 and determined that for two available-for-sale securities in the “corporate securities and miscellaneous” category, credit impairments existed, based on new recovery analysis that showed deteriorating conditions raising credit concerns. Other than the securities discussed previously, the Company determined that no other credit impairment existed in the gross unrealized holding losses, due to the reasons discussed below:
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
The following table sets forth the changes in the allowance for credit losses on available-for-sale securities and held-to-maturity securities during the nine months ended September 30, 2026 and 2025:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2025	$7,000	$468
Recoveries of amounts previously written off	(500)	(167)
Balance at March 31, 2026	$6,500	$301
Write-offs	—	1,955
Recoveries of amounts previously written off	(272)	—
Balance at June 30, 2026	$6,228	$2,256
Current period provision for credit losses	—	1,972
Write-offs	—	—
Recoveries of amounts previously written off	(318)	—
Balance at September 30, 2026	$5,910	$4,228

	Fixed Maturity Securities, Available-For-Sale	Fixed Maturity Securities, Held-to-Maturity
Balance at December 31, 2024	$—	$243
Current period provision for credit losses	—	7
Balance at March 31, 2025	$—	$250
Current period provision for credit losses	6,150	18
Balance at June 30, 2025	$6,150	$268
Current period provision for credit losses	850	—
Recoveries of amounts previously written off	—	(32)
Balance at September 30, 2025	$7,000	$236

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)
The following table sets forth the components of net investment gains for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Gross realized gains
Fixed maturity securities, available-for-sale	$952	$701	$3,923	$1,606
Equity securities	—	17,076	—	34,262
Other	(1,991)	275	(3,780)	871
Total	(1,039)	18,052	143	36,739
Gross realized losses
Fixed maturity securities, available-for-sale	(634)	(1,191)	(2,239)	(9,788)
Equity securities	—	(745)	—	(3,000)
Other	(305)	(82)	(1,000)	(387)
Total	(939)	(2,018)	(3,239)	(13,175)
Net unrealized gains (losses) on investments
Equity securities	(53)	(14,551)	(86)	(22,900)
Mortgage loans	92	(69)	191	195
Other	2,405	5,633	6,041	16,028
Net investment gains	$466	$7,047	$3,050	$16,887

The following table sets forth the proceeds from sales of available-for-sale fixed maturity securities and equity securities for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
($ in thousands)	2026	2025
Fixed maturity securities, available-for-sale	$289,103	$61,461
Equity securities	—	126,738

The following table sets forth the components of net investment income for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Income (loss):
Fixed maturity securities, available-for-sale	$22,735	$21,354	$78,025	$57,095
Fixed maturity securities, held-to-maturity	403	(453)	(271)	(453)
Equity securities	18	95	55	1,204
Equity method investments	(741)	345	(3,095)	(2,541)
Mortgage loans	163	283	(211)	1,214
Indirect loans	(1,187)	(1,504)	(7,292)	(6,494)
Short-term investments and cash	1,383	3,260	7,320	10,159
Other	12,257	670	19,662	2,640
Total investment income	35,031	24,050	94,193	62,824
Investment expenses	(1,152)	(2,036)	(2,532)	(2,684)
Net investment income	$33,879	$22,014	$91,661	$60,140

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.     Investments (continued)
The following table sets forth the change in net unrealized gains (losses) on the Company’s investment portfolio, net of deferred income taxes, included in other comprehensive loss for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Fixed maturity securities	$(59,588)	$15,505	$(82,350)	$40,192
Deferred income taxes	12,461	(3,300)	16,675	(8,533)
Total	$(47,127)	$12,205	$(65,675)	$31,659

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
The following table sets forth the range of the discount rate as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
High	14.29%	11.10%
Low	4.66%	4.25%
Weighted average	7.15%	6.40%

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
The Mortgage loan portfolio now holds a single loan, following a foreclosure and the transfer out of another loan. The spread factor on this remaining loan was 8.09% as of September 30, 2026. The portfolio carried a weighted average spread of 7.74%, with a high of 8.09% and low of 6.54% as of December 31, 2025.
Derivatives
Options, at fair value on the Company’s condensed consolidated balance sheets are derivatives which consist of certain exchange-traded options contracts entered into by the Company. The fair values of these options are measured using quoted prices in active markets on the relevant exchange, specifically utilizing either the volume-weighted average price of trades in similar contracts during a specified time window, or the last trade settlement price when no trades occur within that period. This method represents Level 1 inputs.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Fair Value Measurements (continued)
The following tables set forth the Company’s investments and derivatives within the fair value hierarchy at September 30, 2026 and December 31, 2025:

September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale:
U.S. government securities	$136,282	$—	$—	$136,282
Non U.S government securities	—	2,595	—	2,595
Corporate securities and miscellaneous	—	643,303	164,534	807,837
Municipal securities	—	102,124	—	102,124
Residential mortgage-backed securities	—	428,565	—	428,565
Commercial mortgage-backed securities	—	81,441	—	81,441
Other asset-backed securities	—	615,721	17,011	632,732
Total fixed maturity securities, available-for-sale	136,282	1,873,749	181,545	2,191,576
Fixed maturity securities, held-to-maturity:
Other asset-backed securities	—	—	27,080	27,080
Total fixed maturity securities, held-to-maturity	—	—	27,080	27,080
Equity securities:
Preferred stocks	—	1,088	—	1,088
Total equity securities	—	1,088	—	1,088
Mortgage loans	—	—	6,712	6,712
Short-term investments	531,449	—	—	531,449
Derivatives	31,846	—	—	31,846
Total	$699,577	$1,874,837	$215,337	$2,789,751

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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Fair Value Measurements (continued)
The following tables set forth the changes in the fair value of instruments carried at fair value with a Level 3 measurement during the nine months ended September 30, 2026 and 2025:

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2025	$150,917	$9,902
Total losses for the period recognized in net investment gains	(62)	(814)
Issuances	—	—
Settlements	—	—
Purchases	11,266	—
Sales/Disposals	(334)	—
Total unrealized losses for the period recognized in accumulated comprehensive (loss) income	(2,337)	—
Balance at March 31, 2026	$159,450	$9,088
Total gains for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$—
Total (losses) gains for the period recognized in net investment gains	(161)	130
Issuances	—	—
Settlements	—	—
Transfers into Level 3	643	—
Purchases	3,458	—
Sales/Disposals	(5,518)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	(49)	—
Balance at June 30, 2026	$157,823	$9,218
Total gains for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$—
Total losses for the period recognized in net investment gains	157	92
Total losses for the period recognized in losses and loss adjustment expenses	—	—
Issuances	—	—
Settlements	—	(2,598)
Transfers into Level 3	—	—
Purchases	32,834	—
Sales/Disposals	(5,885)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	(3,384)	—
Balance at September 30, 2026	$181,545	$6,712
Total gains for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$—

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Fair Value Measurements (continued)

($ in thousands)	Fixed Maturity Securities, Available-For-Sale	Mortgage Loans
Balance at December 31, 2024	$77,920	$26,490
Total losses for the period recognized in net investment gains	(110)	(66)
Issuances	—	5
Settlements	—	(10,417)
Purchases	5,164	—
Sales/Disposals	(199)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	682	—
Balance at March 31, 2025	$83,457	$16,012
Total losses for the period recognized in net investment gains attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$(84)
Total (losses) gains for the period recognized in net investment gains	(4,081)	330
Issuances	—	8
Settlements	—	(6,182)
Transfers into Level 3	6,144	—
Purchases	8,838	—
Sales/Disposals	(237)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	747	—
Balance at June 30, 2025	$94,868	$10,168
Total gains for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$92
Total losses for the period recognized in net investment gains	(920)	(69)
Settlements	—	(101)
Purchases	24,921	—
Sales/Disposals	(809)	—
Total unrealized gains for the period recognized in accumulated comprehensive income (loss)	1,167	—
Balance at September 30, 2025	$119,227	$9,998
Total losses for the period recognized in net investment gains (losses) attributable to the change in unrealized gains or losses relating to assets held as of period end	$—	$(69)

The transfers into Level 3 during the three and nine months ended September 30, 2026 were the result of securities that began receiving valuations from asset managers that utilized unobservable inputs at the end of the period.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.    Fair Value Measurements (continued)
The following methods and assumptions were used in estimating the fair value disclosures of other financial instruments:
Fixed maturity securities, held-to-maturity: Fixed maturity securities, held-to-maturity consists of senior and junior notes with target rates of return. As of September 30, 2026, the Company determined the fair value of these instruments using the income approach utilizing inputs that are unobservable (Level 3).
Investment in RedBird Capital Partners: Included in other long-term investments is an investment in a limited partnership with RedBird Capital Partners, which invests in Bishop Street Underwriters, LLC (“Bishop Street”), a managing general agent (MGA). The investment had a fair value of $56.1 million at September 30, 2026, which was determined using the net asset value. The Company employs procedures to assess the reasonableness of the fair value of the investment including obtaining and reviewing the audited financial statements. The unfunded commitment related to the investment was $6.8 million at September 30, 2026. The Company may sell its interest in the investment with the appropriate prior written notice and approval by the general partner. In accordance with Accounting Standards Codification 820-10, this investment is measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy.
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
The following table sets forth the Company’s carrying and fair values of notes payable and subordinated debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable
FHLB Loan	$56,000	$55,625	$57,000	$57,458
Revolving Credit Facility	114,500	114,500	114,500	114,500
Term Loan Facility, net of debt issuance costs	246,537	242,771	300,000	300,000
Notes payable	$417,037	$412,896	$471,500	$471,958
Subordinated debt
Unsecured subordinated notes	$19,593	$19,508	$19,569	$21,020
Subordinated debt, net of debt issuance costs	$19,593	$19,508	$19,569	$21,020

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    Mortgage Loans
The Company has invested in Separately Managed Accounts (“SMA1” and “SMA2”). As of September 30, 2026 and December 31, 2025, the Company held direct investments in mortgage loans from various creditors through SMA1 and SMA2.
As of September 30, 2026, the Company’s mortgage loan portfolio consisted of a senior loan on real estate in the U.S. The loan earns interest at a fixed spread above a prime rate and matures approximately 2 years from loan origination. The principal amount of the loan is approximately 54% of the property’s appraised value at the time the loan was made.
The following table sets forth the carrying value of the Company’s mortgage loans as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Commercial	$—	$3,334
Hospitality	6,712	6,568
	$6,712	$9,902

The following table sets forth the Company’s gross investment income for mortgage loans for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Commercial	$—	$108	$(694)	$325
Retail	—	—	—	304
Hospitality	163	175	483	585
	$163	$283	$(211)	$1,214

The uncollectible amounts on loans, on an individual loan basis, are determined based upon consultations and advice from the Company’s specialized investment manager and consideration of any adverse situations that could affect the borrower’s ability to repay, the estimated value of underlying collateral, and other relevant factors. The Company writes off the uncollectible amount in the period it was determined to be uncollectible. There was no write-off for uncollectible amounts during the three and nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and as of December 31, 2025, no mortgage loans were in the process of foreclosure and there was 1 mortgage loan that was not producing income for the previous 12 months.
6.    Equity Method Investments and Other
The following table sets forth the carrying value and ownership percentage of the Company’s equity method investments as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026		December 31, 2025
	Carrying Value	Ownership %	Carrying Value	Ownership %
Arena Special Opportunities Fund, LP units	$20,619	13.4%	$26,936	14.0%
JVM Funds LLC units	12,430	10.1%	14,911	10.1%
Hudson Ventures Fund 2 LP units	4,959	2.5%	5,503	2.5%
RISCOM	3,524	20.0%	3,307	20.0%
Brewer Lane Ventures Fund II LP units	2,874	2.3%	2,251	2.4%
Dowling Capital Partners LP units	319	5.1%	590	5.0%
Arena SOP LP units	—	11.4%	—	11.2%
	$44,726		$53,498

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Equity Method Investments and Other (continued)
The following table sets forth the components of net investment income (loss) from equity method investments for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
RISCOM	$572	$487	$1,617	$1,414
Dowling Capital Partners LP units	13	232	202	448
Hudson Ventures Fund II LP units	(466)	187	(571)	252
Brewer Lane Ventures Fund II LP	(22)	(25)	(59)	118
JVM Funds LLC	(110)	(222)	(716)	(737)
Arena SOP LP units	—	—	—	(1,474)
Arena Special Opportunities Fund, LP units	(728)	(314)	(3,568)	(2,562)
	$(741)	$345	$(3,095)	$(2,541)

The following table sets forth the unfunded commitment of equity method investments as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Brewer Lane Ventures Fund II LP units	$2,203	$3,237
Dowling Capital Partners LP units	386	386
Hudson Ventures Fund 2 LP units	166	166
	$2,755	$3,789

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
The following table sets forth the Company’s recorded investment in RISCOM compared to its share of underlying equity as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Investment in RISCOM:
Underlying equity	$2,692	$2,292
Difference	832	1,015
Recorded investment balance	$3,524	$3,307

The following table sets forth the Company’s recorded investment in JVM Funds LLC compared to its share of underlying equity as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Investment in JVM Funds LLC:
Underlying equity	$12,090	$14,457
Difference	340	454
Recorded investment balance	$12,430	$14,911

Investment in Indirect Loans and Loan Collateral
As of September 30, 2026 and December 31, 2025, the Company held indirect investments in collateralized loans and loan collateral through SMA1 and SMA2.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.    Equity Method Investments and Other (continued)
The carrying value of the SMA1 and SMA2 as of September 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	September 30, 2026	December 31, 2025
SMA1	$10,388	$15,418
SMA2	7,572	8,449
Investment in indirect loans and loan collateral	$17,960	$23,867

7.     Variable Interest Entity
Pursuant to GAAP consolidation guidance, the Company consolidates Separate Account HSIC-01 (“HSIC-01”), established by Mangrove Risk Solutions Bermuda Ltd. (“Mangrove”). HSIC-01 is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The purpose of the VIE is to hedge price volatility risks of certain insurance products by investing in dairy and livestock commodities. The Company directly manages the business; therefore, it considers itself the primary beneficiary. The Company does not provide performance guarantees and has no other financial obligation to provide funding to HSIC-01, other than its own capital commitments. The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to the assets of HSIC-01 other than to satisfy associated liabilities.
The following table presents the assets of HSIC-01, included in the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025. The assets presented below only include third-party net assets and exclude any intercompany balances, which were eliminated in consolidation.

($ in thousands)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$34,455	$15,816
Options, at fair value	31,846	34,856
Total assets	$66,301	$50,672

8.     Derivatives
The Company uses derivatives as part of its financial risk management programs to mitigate price risk related to certain insurance contracts exposed to commodity price risk due to fluctuations in relevant market prices, including cattle and milk. To mitigate revenue volatility and support financial stability, the Company employs a hedging strategy that utilizes derivatives, specifically purchased and sold put options, as part of its risk management framework. The primary objective of holding these derivative instruments is to manage exposure to adverse price movements. The activity in these instruments generally reflects current market conditions and shifts in risk exposures throughout the year. The notional value of derivative contracts held and the degree of hedged exposure are actively managed and may vary depending on the prevailing pricing environment in cattle, hogs, and milk markets. The Company does not use derivatives for speculative or trading purposes. All derivative positions are intended to support the overall risk transfer objectives of the business. The Company has not elected hedge accounting for these derivatives.
The following table presents the notional amounts and fair value of derivative assets in the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Derivative Assets		Derivative Assets
	Notional Amount	Fair Value	Notional Amount	Fair Value
Economic hedges	$64,242	$31,846	$136,800	$34,857

The Company presents the net gain (loss) recognized on derivative instruments in economic hedging relationships in “losses and loss adjustment expenses” on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, the Company recognized pre-tax gains of $14.0 million and pre-tax losses of $7.6 million, respectively, in losses and loss adjustment expenses. For the three and nine months ended September 30, 2025, the Company recognized $5.2 million of pre-tax net gains in losses and loss adjustment expenses.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    Notes Payable & Subordinated Debt
FHLB Loan
On August 30, 2024, the Company entered into the FHLB Loan pursuant to the Advances and Security Agreement. The FHLB Loan is a 4.5-year term loan in the principal amount of $57.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 4.00%. The FHLB Loan is fully secured by a pledge of specific investment securities of HSIC. The Company used the proceeds to fund redemptions of the draws on its prior credit facility. On July 21, 2026, the Company repaid $1.0 million of outstanding principal.
Term Loan Facility
During the fourth quarter of 2025, the Company entered into a Term Loan Credit Agreement (the “Term Loan Facility”) with a syndicate of participating banks. The Term Loan Facility includes (a) an unsecured senior delayed draw term loan facility (“DDTL”) in the aggregate principal amount of $150.0 million (the “Tranche A DDTL”) and (b) an additional unsecured senior DDTL in the aggregate principal amount of $150.0 million (the “Tranche B DDTL”).
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
The Term Loan Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness exceeding $10.0 million and on the Company’s ability to make distributions to its stockholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants, including financial covenants relating to our minimum consolidated net worth, maximum total debt to capitalization, minimum A.M. Best rating and minimum liquidity, as well as customary events of default. As of September 30, 2026, the Company was in compliance with all covenants.
The Term Loan Facility is unsecured. In connection with the Revolving Credit Facility (defined below), during the fourth quarter of 2025, the Company and the subsidiary guarantors party thereto, entered into a guaranty agreement, pursuant to which the Company’s obligations under the Term Loan Facility are guaranteed by the Company’s existing wholly-owned subsidiaries and subsequently acquired or organized subsidiaries, excluding insurance company subsidiaries and subject to certain other exceptions.
The Company reports debt related to the Term Loan Facility in its September 30, 2026 condensed consolidated balance sheet, net of debt issuance costs of approximately $3.5 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the debt.
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
The Company initially drew $43.0 million, which was used to redeem the Company’s prior revolving credit facility. On December 30, 2025, the company drew an additional $71.5 million which was used for the consideration paid for the acquisition of Apollo. The proceeds were used for the acquisition of Apollo on January 1, 2026.

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.    Notes Payable & Subordinated Debt (continued)
Interest on the Revolving Credit Facility is payable quarterly. Amounts drawn under the Revolving Credit Facility bear interest at either term SOFR plus a margin, which ranges from 150 to 190 basis points, or the base rate plus a margin, which ranges from 50 basis points to 90 basis points, each depending on the Company’s debt to capitalization ratio. SOFR is calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate is the highest of (i) the Agent’s then current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, the Company pays a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Revolving Credit Facility, depending on the Company’s debt to capitalization ratio. The availability period under the Revolving Credit Facility will terminate on November 12, 2030.
The Company is subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity, as well as customary events of default. As of September 30, 2026, the Company was in compliance with all covenants.
Debentures
In May 2019, the Company entered into an agreement to issue unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the Notes is fixed at 7.25% for the first 8 years and fixed at 8.25% thereafter. Early retirement of the debt ahead of 8 year commitment requires all interest payments to be paid in full as well as the return of outstanding principal. Principal is due at maturity on May 24, 2039 and interest is payable quarterly. The Notes have junior priority to all previously issued debt. The Company reports debt related to the Notes in its September 30, 2026 Condensed Consolidated Balance Sheet and its December 31, 2025 Consolidated Balance Sheet, net of debt issuance costs of approximately $0.4 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
10.     Stockholders' Equity
Share Repurchase Program
In October 2024, the Company’s Board of Directors (the “Board”) approved a share repurchase program authorizing the repurchase of up to $50.0 million of the Company’s common stock. On July 15, 2026, the Board authorized an increase to the share repurchase program authorizing the repurchase of up to an additional $50.0 million of the Company's common stock. As a result, the total amount authorized under the share repurchase program increased to $100.0 million. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including through Rule 10b5-1 trading plans. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by the Company’s discretion. The share repurchase program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. During the nine months ended September 30, 2026, the Company repurchased 222,635 shares for approximately $9.7 million under this plan. These shares represent the total repurchased under the plan as of September 30, 2026.
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
The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The CODM assesses performance for the segments and allocates resources based primarily on gross written premiums, managed premiums and underwriting income. The Company does not manage assets by segment, with the exception of goodwill and intangible assets. Investment results, interest expense, amortization expense, corporate expenses and other income and expenses are not allocated to the underwriting segments.
Gross written premiums by underwriting division, managed premiums and underwriting contribution are used to monitor budget versus actual results. The CODM also uses underwriting contribution in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segments and in establishing management’s compensation. Because managed premiums are a key management operating metric intended to reflect the scale of business managed by Apollo, inter-syndicate reinsurance transactions, including those involving Syndicate 1972 and other Apollo-managed syndicates, are not eliminated in the calculation of managed premiums.
The following table presents gross written premiums by underwriting division for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Skyward Specialty Segment
Accident & Health	$99,131	$63,147	$286,596	$186,805
Captives	50,185	67,956	172,350	211,879
Credit & Surety	67,210	52,785	195,143	152,944
Energy Solutions	55,646	66,576	167,202	216,992
Global Agriculture	192,161	159,057	406,452	296,853
Global Property	22,318	27,649	127,944	158,327
Professional Lines	31,323	34,637	102,529	112,409
Strategic Distribution Partners	109,565	82,771	315,773	231,401
Transactional E&S	40,745	50,950	143,105	156,417
Total continuing business	668,284	605,528	1,917,094	1,724,027
Exited business	(2)	981	765	2,722
Total Skyward Specialty Segment gross written premiums	668,282	606,509	1,917,859	1,726,749
Apollo Segment
Syndicate 1969	67,520	—	191,959	—
Syndicate 1971	67,683	—	101,925	—
Total Apollo Segment gross written premiums	135,203	—	293,884	—
Total gross written premiums	$803,485	$606,509	$2,211,743	$1,726,749

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.     Segments (continued)
The following table sets forth the Apollo segment’s managed premiums for the three and nine months ended September 30, 2026:

	Three months ended September 30,	Nine months ended September 30,
	2026	2026
Aligned Syndicates(1)	$401,468	$855,183
Partner Syndicates(1)	115,647	280,058
Total managed premiums	$517,115	$1,135,241
(1) During the third quarter of 2026, the Company reclassified fee generating gross written premiums attributable to Syndicate 1972 from Partner Syndicates to Aligned Syndicates. Year to date 2026 amounts have been reclassified to conform to the current period presentation.

The following table presents information about reported segment net underwriting income, significant segment expenses and a reconciliation of net underwriting income to net income for the three and nine months ended September 30, 2026 and 2025:

Three months ended September 30,	2026			2025
($ in thousands)	Skyward Specialty	Apollo	Total	Skyward Specialty	Total
Underwriting income
Revenues:
Net earned premiums	$329,958	$76,906	$406,864	$351,797	$351,797
Underwriting fee income	—	11,000	11,000	—	—
Commission and fee income	3,118	—	3,118	1,904	1,904
Total underwriting revenues	333,076	87,906	420,982	353,701	353,701
Expenses:
Losses and LAE	206,413	44,623	251,036	213,780	213,780
Amortization of policy acquisition costs	47,033	14,589	61,622	49,243	49,243
Other operating and general expenses	41,018	10,397	51,415	48,836	48,836
Corporate expenses	—	—	4,965	—	3,597
Fee‑based service expenses	—	4,075	4,075	—	—
Total underwriting expenses	294,464	73,684	373,113	311,859	315,456
Underwriting income	$38,612	$14,222	$47,869	$41,842	$38,245

Reconciliation of underwriting income to net income:
Underwriting income			$47,869		$38,245
Add:
Net investment income			33,879		22,014
Net investment gains			466		7,047
Other income			14		(236)
Less:
Interest expense			6,997		1,919
Amortization expense			8,843		455
Other expenses			2,744		4,149
Income before income taxes			63,644		60,547
Income tax expense			13,848		14,646
Net income			$49,796		$45,901

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.     Segments (continued)

Nine months ended September 30,	2026			2025
($ in thousands)	Skyward Specialty	Apollo	Total	Skyward Specialty	Total
Underwriting income
Revenues:
Net earned premiums	$1,072,247	$213,096	$1,285,343	$947,705	$947,705
Underwriting fee income	—	33,666	33,666	—	—
Commission and fee income	6,979	—	6,979	6,440	6,440
Total underwriting revenues	1,079,226	246,762	1,325,988	954,145	954,145
Expenses:
Losses and LAE	671,611	121,389	793,000	582,351	582,351
Amortization of policy acquisition costs	151,019	41,373	192,392	138,369	138,369
Other operating and general expenses	128,126	31,133	159,259	124,714	124,714
Corporate expenses	—	—	14,246	—	10,740
Fee‑based service expenses	—	12,807	12,807	—	—
Total underwriting expenses	950,756	206,702	1,171,704	845,434	856,174
Underwriting income	$128,470	$40,060	$154,284	$108,711	$97,971

Reconciliation of underwriting income to net income:
Underwriting income			$154,284		$97,971
Add:
Net investment income			91,661		60,140
Net investment gains			3,050		16,887
Other income			42		(216)
Less:
Interest expense			23,528		5,629
Amortization expense			26,529		1,164
Other expenses			9,703		6,212
Income before income taxes			189,277		161,777
Income tax expense			40,712		34,979
Net income			$148,565		$126,798

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    Income Taxes
The following table sets forth the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Income tax expense	$13,848	$14,646	$40,712	$34,979
Effective tax rate	21.8%	24.2%	21.5%	21.6%

The effective tax rate will differ from the statutory rate of 21% due to tax charges associated with the effect of foreign operations, permanent differences for disallowed expenses for tax and beneficial adjustments for tax-exempt income, dividends-received deduction, and discrete items. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates of 15% in Bermuda and 25% in UK. The decrease in the effective tax rate for the three months ended September 30, 2026 when compared to the same 2025 period, was primarily attributable to a return-to-provision adjustment related to a research and development tax credit identified following the filing of the Apollo U.K. 2025 tax return, as well as the impact of Apollo transaction costs recognized in the third quarter of 2025 that increased the prior-year effective tax rate. The effective tax rate for the nine months ended September 30, 2026 was impacted by certain discrete tax items, primarily tax benefits from stock-based compensation, which reduced the effective tax rate by 1%, partially offset by the impact of differing tax rates applicable to our Bermuda and U.K. operations, which increased the effective tax rate by 1.5%.
The Company paid income taxes of $19.1 million and $49.4 million during the three and nine months ended September 30, 2026, respectively, and paid $11.0 million and $31.8 million during the three and nine months ended September 30, 2025, respectively.
13.    Losses and Loss Adjustment Expenses
The following table sets forth the reconciliation of unpaid losses and loss adjustment expenses (“LAE”) as reported in the condensed consolidated balance sheets as of and for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
($ in thousands)	2026	2025
Reserves for losses and LAE, beginning of period	$2,796,491	$1,782,383
Less: reinsurance recoverable on unpaid claims, beginning of period	(1,067,551)	(670,846)
Reserves for losses and LAE, beginning of period, net of reinsurance	1,728,940	1,111,537
Incurred, net of reinsurance, related to:
Current period	785,378	587,584
Prior years	—	—
Total incurred, net of reinsurance	785,378	587,584
Paid, net of reinsurance, related to:
Current period	113,288	84,583
Prior years	381,025	292,605
Total paid	494,313	377,188
Net reserves for losses and LAE, end of period	2,020,005	1,321,933
Plus: reinsurance recoverable on unpaid claims, end of period	1,188,132	739,841
Reserves for losses and LAE, end of period	$3,208,137	$2,061,774

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
The following table sets forth the Company’s disaggregated revenues from contracts with customers for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
SUA commission revenue	$3,722	$2,234	$8,781	$7,161
SUA fee income	1,981	772	2,778	2,557
Other	—	306	1,616	713
Total commission and fee revenue	5,703	3,312	13,175	10,431
Commission and fee expenses	(2,585)	(1,408)	(6,196)	(3,991)
Net commission and fee income	$3,118	$1,904	$6,979	$6,440

The Company’s contract assets from commission and fee income as of September 30, 2026 and December 31, 2025 were $0.8 million and $1.0 million, respectively.
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
The following table sets forth Apollo’s revenues from contracts with customers for the three and nine months ended September 30, 2026:

	Three months ended September 30,	Nine months ended September 30,
($ in thousands)	2026	2026
Managing agency fees	$3,904	$10,939
Profit commission & consortium overrider charged to Managed Syndicates	6,156	20,779
Miscellaneous fee income	940	1,948
Underwriting fee income	$11,000	$33,666

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.    Underwriting, Acquisition and Insurance Expenses
The following table sets forth the components of underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Amortization of policy acquisition costs	$61,622	$49,243	$192,392	$138,369
Other operating and general expenses	51,415	48,836	159,259	124,714
Corporate expenses	4,965	3,597	14,246	10,740
Total underwriting, acquisition and insurance expenses	$118,002	$101,676	$365,897	$273,823

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
The following tables set forth the effects of reinsurance on written and earned premiums and losses and loss adjustment expenses for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026		2025
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$563,660	$530,430	$414,475	$417,896
Assumed premiums	239,825	125,575	192,034	117,008
Ceded premiums	(301,707)	(249,141)	(165,342)	(183,107)
Net premiums	$501,778	$406,864	$441,167	$351,797
Ceded losses and LAE incurred		$171,717		$126,632

	Nine months ended September 30,
	2026		2025
($ in thousands)	Written	Earned	Written	Earned
Direct premiums	$1,629,169	$1,575,182	$1,283,866	$1,196,111
Assumed premiums	582,574	419,868	442,883	282,155
Ceded premiums	(791,466)	(709,707)	(603,098)	(530,561)
Net premiums	$1,420,277	$1,285,343	$1,123,651	$947,705
Ceded losses and LAE incurred		$507,756		$400,537

The following table sets forth the components of reinsurance recoverables and ceded unearned premium as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Ceded unpaid losses and LAE	$1,188,132	$921,165
Ceded paid losses and LAE	274,352	201,010
Allowance for credit losses	(2,295)	(2,295)
Reinsurance recoverables	$1,460,189	$1,119,880
Ceded unearned premium	$389,749	$238,948

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.     Reinsurance (continued)
The Company entered into agreements with several of its reinsurers, whereby the reinsurer established funded trust accounts with the Company as the sole beneficiary. These trust accounts provide the Company additional security to collect claim recoverables under reinsurance contracts and the Company does not carry these on the balance sheet because the Company will only have custody over these accounts upon the failure of the reinsurer to pay amounts due. At September 30, 2026, the market value of these accounts was approximately $205.3 million. The trust amount will be adjusted periodically, by mutual agreement, based on claim payments and loss reserve recoverables.
Certain ceded reinsurance contracts that transfer only significant timing risk and do not transfer sufficient underwriting risk are accounted for using the deposit method of accounting. The Company’s deposit asset at September 30, 2026 and December 31, 2025 was $49.1 million and $22.7 million, respectively, and was included in other assets on the condensed consolidated balance sheets.
17.    Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except for share and per share amounts)	2026	2025	2026	2025
Numerator
Net income	$49,796	$45,901	$148,565	$126,798
Denominator
Basic weighted-average common shares	44,405,132	40,487,069	44,462,989	40,377,864
Dilutive effect of stock units	859,819	880,353	654,517	901,598
Dilutive effect of options	534,666	501,027	501,008	505,514
Diluted weighted-average common share equivalents	45,799,617	41,868,449	45,618,514	41,784,976
Basic earnings per share	$1.12	$1.13	$3.34	$3.14
Diluted earnings per share	$1.09	$1.10	$3.26	$3.03

The following table presents anti-dilutive instruments that were excluded from the calculation of diluted weighted-average common share equivalents during the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock units	25,365	27,208	355,013	91,206
Options	6	350	31	87

18.    Related Party Transactions
RISCOM
RISCOM provides the Company with wholesale brokerage services. RISCOM and the Company also have a managing general agency agreement. The Company holds a 20% ownership interest in RISCOM.
Net earned premium and gross commission expense related to these agreements for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net earned premium	$33,062	$30,675	$96,511	$89,521
Commissions	6,753	7,026	22,588	22,191

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
18.    Related Party Transactions (continued)
Premiums receivable as of September 30, 2026 and December 31, 2025 were $15.9 million and $13.9 million, respectively.
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

The Apollo acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair values at the Acquisition Date. Goodwill recognized in the transaction represents the excess of consideration transferred over the fair value of identifiable net assets acquired, will not be deductible for tax purposes and is fully allocated to the Apollo segment. Goodwill primarily represents the expected future economic benefits arising from the acquisition, including anticipated synergies from the integration of operations, Apollo’s established specialty underwriting platform, and access to its distribution network and Lloyd’s market presence.
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

SKYWARD SPECIALTY INSURANCE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
19.    Acquisitions (continued)
The Company also recognized value of business acquired (“VOBA”), which represents the estimated fair value of the deferred acquisition costs of acquired in‑force insurance contracts. VOBA is amortized over one year, reflecting the expected runoff of the acquired in‑force contracts. VOBA is aggregated with deferred policy acquisition costs and included within deferred policy acquisition costs and VOBA on the consolidated balance sheets. For the three and nine months ended September 30, 2026 the Company recognized $7.4 million and $22.0 million, respectively, in underwriting, acquisition and insurance expenses, and $6.7 million and $20.1 million, respectively, in amortization expense on the consolidated statements of operations related to the amortization of VOBA.
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
The results of operations for Apollo of $87.9 million and $246.8 million of revenue for the three and nine months ended September 30, 2026, respectively, and $13.9 million and $36.9 million of net income for the three and nine months ended September 30, 2026, respectively, have been included within the accompanying consolidated statements of operations and comprehensive income. All transaction expenses incurred by the Company were expensed as incurred and reflected in the Company’s results of operations for the year ended December 31, 2025 in accordance with ASC 805. No material transaction expenses were incurred for the three and nine months ended September 30, 2026. The Company has not presented the unaudited supplemental pro forma financial information required by ASC 805-10-50-2(h) as it is impractical to do so, as Apollo did not historically prepare quarterly financial statements and its historical financial information was prepared under U.K. GAAP rather than U.S. GAAP.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The term “Skyward Group” as used below refers to the unified holding company brand for Skyward Specialty and Apollo and the terms “our Company,” “we,” “us,” and “our” as used below refer to Skyward Specialty Insurance Group, Inc. and its consolidated subsidiaries. The term “third quarter” as used below refers to the three and nine months ended September 30, for the time period then ended. We discuss certain key metrics which provide useful information about our business and the operational factors underlying our financial performance. Many of these metrics are generally standard among insurance companies and help to provide comparability with our peers. Select insurance, accounting, operating and financial terms for Skyward Group are defined in the sections entitled “Select Insurance and Financial Terms” and “Key Operating and Financial Metrics” included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Following our acquisition of Apollo on January 1, 2026 (“Apollo Acquisition”), the definitions of select insurance, accounting, operating and financial terms have been updated in the “Updates to Key Operating and Financial Metrics” section below in this Form 10-Q.
The discussion and analysis below include certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” in our 2025 Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including our ability to successfully integrate Apollo and realize the anticipated benefits of the acquisition, risks related to our Lloyd’s operations, including changes in syndicate participations and Lloyd’s regulatory requirements, changes in interest rates, credit markets and the value of our investment portfolio, and fluctuations in foreign currency exchange rate.
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our 2025 Form 10-K.
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

Consolidated Results of Operations
The following table summarizes our consolidated results for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Gross written premiums	$803,485	$606,509	$2,211,743	$1,726,749
Ceded written premiums	(301,707)	(165,342)	(791,466)	(603,098)
Net written premiums	$501,778	$441,167	$1,420,277	$1,123,651
Net earned premiums	$406,864	$351,797	$1,285,343	$947,705
Underwriting fee income(1)	11,000	—	33,666	—
Commission and fee income	3,118	1,904	6,979	6,440
Non-cat loss and LAE	243,876	211,760	769,455	569,831
Cat loss and LAE(2)	7,160	2,020	23,545	12,520
Losses and LAE	251,036	213,780	793,000	582,351
Net policy acquisition costs	61,622	49,243	192,392	138,369
Other operating and general expenses	51,415	48,836	159,259	124,714
Corporate expense	4,965	3,597	14,246	10,740
Underwriting, acquisition and insurance expenses	118,002	101,676	365,897	273,823
Fee‑based service expenses(1)	4,075	—	12,807	—
Underwriting income(3)	$47,869	$38,245	$154,284	$97,971

Net investment income	$33,879	$22,014	$91,661	$60,140
Net investment gains	$466	$7,047	$3,050	$16,887
Interest expense	$6,997	$1,919	$23,528	$5,629
Amortization expense	$8,843	$455	$26,529	$1,164
Income before income taxes	$63,644	$60,547	$189,277	$161,777
Net income	$49,796	$45,901	$148,565	$126,798
Operating income(3)	$58,486	$44,228	$174,577	$119,512

Non-cat loss and LAE	59.9%	60.2%	59.9%	60.1%
Cat loss and LAE(2)	1.8%	0.6%	1.8%	1.3%
Net loss and LAE ratio	61.7%	60.8%	61.7%	61.4%
Net policy acquisition costs	15.2%	14.0%	14.9%	14.6%
Other operating and general expenses	12.6%	13.9%	12.4%	13.2%
Commission and fee income	(0.8)%	(0.5)%	(0.5)%	(0.7)%
Corporate expense	1.2%	1.0%	1.1%	1.1%
Net expense ratio	28.2%	28.4%	27.9%	28.2%
Combined ratio	89.9%	89.2%	89.6%	89.6%

Annualized return on equity	15.7%	19.7%	17.3%	19.3%
Annualized return on tangible equity(3)	23.0%	21.8%	22.1%	21.4%
Annualized operating return on equity(3)	18.4%	19.0%	20.4%	18.2%
Annualized operating return on tangible equity(3)	27.0%	21.0%	25.9%	20.2%

(1) Not included in the combined ratio
(2) Current accident year
(3) See “Reconciliation of Non-GAAP Financial Measures” in this Item 2
(4) The underwriting, acquisition and insurance expense ratio includes corporate expenses not allocated to underwriting segments.

Reconciliation of Non-GAAP Financial Measures
Operating Income
The following table provides a reconciliation of operating income to net income for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
($ in thousands)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Income as reported	$63,644	$49,796	$60,547	$45,901	$189,277	$148,565	$161,777	$126,798
Less (add):
Net investment gains	466	365	7,047	5,342	3,050	2,394	16,887	13,236
Amortization expense	(8,843)	(6,919)	(455)	(345)	(26,529)	(20,823)	(1,164)	(912)
Other income (loss)	14	11	(236)	(179)	42	33	(216)	(169)
Other expenses	(2,744)	(2,147)	(4,149)	(3,145)	(9,703)	(7,616)	(6,212)	(4,869)
Operating income	$74,751	$58,486	$58,340	$44,228	$222,417	$174,577	$152,482	$119,512

Underwriting Income
The following table provides a reconciliation of underwriting income to income before income taxes for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Income before income taxes	$63,644	$60,547	$189,277	$161,777
Add:
Interest expense	6,997	1,919	23,528	5,629
Amortization expense	8,843	455	26,529	1,164
Other expenses	2,744	4,149	9,703	6,212
Less:
Net investment income	33,879	22,014	91,661	60,140
Net investment gains	466	7,047	3,050	16,887
Other income	14	(236)	42	(216)
Underwriting income	$47,869	$38,245	$154,284	$97,971

Adjusted pro forma gross written premiums
The following tables represent pro forma gross written premiums adjusted for the impact of changes in Apollo syndicate participation for the three and nine months ended September 30, 2025:

$ in thousands	Three months ended September 30,
	Syndicate 1969	Syndicate 1971	Total Apollo Segment	Total Skyward Group
Pro forma gross written premiums	$73,525	$57,449	$130,974	$737,483
Impact of the change in participation(s)	(12,420)	12,225	(195)	(195)
Adjusted pro forma gross written premiums	$61,105	$69,674	$130,779	$737,288

$ in thousands	Nine months ended September 30,
	Syndicate 1969	Syndicate 1971	Total Apollo Segment	Total Skyward Group
Pro forma gross written premiums	$192,828	$86,727	$279,555	$2,006,304
Impact of the change in participation(s)	(32,664)	12,079	(20,585)	(20,585)
Adjusted pro forma gross written premiums	$160,164	$98,806	$258,970	$1,985,719

Adjusted pro forma fee generating gross written premiums
The following tables represent pro forma fee generating gross written premiums adjusted for the impact of changes in Apollo syndicate participation for the three and nine months ended September 30, 2025:

$ in thousands	Three months ended September 30,
	Aligned Syndicates	Partner Syndicates	Total
Pro forma fee generating gross written premiums	$369,353	$67,355	$436,708
Impact of the change in participation(s)	195	N/A	195
Adjusted pro forma fee generating gross written premiums	$369,548	$67,355	$436,903

$ in thousands	Nine months ended September 30,
	Aligned Syndicates	Partner Syndicates	Total
Pro forma fee generating gross written premiums	$696,593	$181,528	$878,121
Impact of the change in participation(s)	20,585	N/A	20,585
Adjusted pro forma fee generating gross written premiums	$717,178	$181,528	$898,706

Tangible Stockholders’ Equity
The following table provides a reconciliation of tangible stockholders’ equity to stockholders’ equity for the periods ended September 30, 2026 and 2025:

	September 30,		December 31,
($ in thousands)	2026	2025	2025
Stockholders’ equity	$1,276,268	$961,423	$1,009,565
Less: Goodwill and intangible assets	469,054	88,417	88,040
Add: Deferred tax impact	65,500	—	—
Tangible stockholders’ equity	$872,714	$873,006	$921,525

Annualized Operating Return on Equity
The following table provides a reconciliation of annualized operating return on equity to annualized return on equity for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Numerator: annualized operating income	$233,944	$176,912	$232,769	$159,349
Denominator: average stockholders’ equity	$1,271,903	$930,669	$1,142,917	$877,711
Annualized operating return on equity	18.4%	19.0%	20.4%	18.2%

Annualized Return on Tangible Equity
Annualized return on tangible equity for the three and nine months ended September 30, 2026 and 2025 reconciles to annualized return on equity as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Numerator: annualized net income	$199,184	$183,604	$198,087	$169,064
Denominator: average tangible stockholders’ equity	$867,283	$842,063	$897,120	$789,829
Annualized return on tangible equity	23.0%	21.8%	22.1%	21.4%

Annualized Operating Return on Tangible Equity
Annualized operating return on tangible equity for the three and nine months ended September 30, 2026 and 2025 reconciles to annualized return on equity as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Numerator: annualized operating income	$233,944	$176,912	$232,769	$159,349
Denominator: average tangible stockholders’ equity	$867,283	$842,063	$897,120	$789,829
Annualized operating return on tangible equity	27.0%	21.0%	25.9%	20.2%

Segment Information
Beginning in the first quarter of 2026, we reported our results under two reportable segments: the Skyward Specialty segment and the Apollo segment. The Skyward Specialty segment represents our U.S. based specialty insurance operations conducted under the Skyward Specialty brand and the Apollo segment represents Apollo’s U.K. based operations, including its managed Lloyd’s syndicates and managing agency activities.
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
Skyward Specialty Segment
Our Skyward Specialty segment is organized into nine distinct underwriting divisions each of which has dedicated underwriting leadership supported by high-quality technical staff with deep experience in their respective niches. We believe this structure and expertise allow us to serve the needs of our customers effectively and be a value-add partner to our distributors, while earning attractive risk-adjusted returns. During the first quarter of 2026, we updated our underwriting divisions to align with how management currently oversees the business, allocates resources and evaluates operating performance. Our Credit unit is now included in the Surety unit and has been renamed Credit & Surety and Agriculture and Credit (Re)insurance has been renamed Global Agriculture. The Construction & Energy Solutions division is now the Energy Solutions division. Business that we are no longer writing is reported in exited business. Effective in the third quarter of 2026, the Company renamed the Specialty Programs division to Strategic Distribution Partners (or “Strategic “Distribution”) to better reflect the breadth of this division’s distribution model, the Company’s ownership position in many of these distributors, and the addition of the U.S. distribution of ibott which will be captured in this division. Prior reporting periods have been conformed to reflect the new presentation.

Underwriting Results
Premiums
The following tables present the Skyward Specialty segment’s gross written premiums by underwriting division, net written premiums and net earned premiums for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,
($ in thousands)	2026	2025	Change	% Change
Accident & Health	$99,131	$63,147	$35,984	57.0%
Captives	50,185	67,956	(17,771)	(26.2%)
Credit & Surety	67,210	52,785	14,425	27.3%
Energy Solutions	55,646	66,576	(10,930)	(16.4%)
Global Agriculture	192,161	159,057	33,104	20.8%
Global Property	22,318	27,649	(5,331)	(19.3%)
Professional Lines	31,323	34,637	(3,314)	(9.6%)
Strategic Distribution Partners	109,565	82,771	26,794	32.4%
Transactional E&S	40,745	50,950	(10,205)	(20.0%)
Total continuing business	668,284	605,528	62,756	10.4%
Exited business	(2)	981	(983)	NM(1)
Total Skyward Specialty segment gross written premiums	$668,282	$606,509	$61,773	10.2%

Net written premiums	$403,897	$441,167	$(37,270)	(8.4%)
Net earned premiums	$329,958	$351,797	$(21,839)	(6.2%)
(1) Not meaningful.

	Nine months ended September 30,
($ in thousands)	2026	2025	Change	% Change
Accident & Health	$286,596	$186,805	$99,791	53.4%
Captives	172,350	211,879	(39,529)	(18.7%)
Credit & Surety	195,143	152,944	42,199	27.6%
Energy Solutions	167,202	216,992	(49,790)	(22.9%)
Global Agriculture	406,452	296,853	109,599	36.9%
Global Property	127,944	158,327	(30,383)	(19.2%)
Professional Lines	102,529	112,409	(9,880)	(8.8%)
Strategic Distribution Partners	315,773	231,401	84,372	36.5%
Transactional E&S	143,105	156,417	(13,312)	(8.5%)
Total continuing business	1,917,094	1,724,027	193,067	11.2%
Exited business	765	2,722	(1,957)	NM(1)
Total Skyward Specialty segment gross written premiums	$1,917,859	$1,726,749	$191,110	11.1%

Net written premiums	$1,201,893	$1,123,651	$78,242	7.0%
Net earned premiums	$1,072,247	$947,705	$124,542	13.1%
(1) Not meaningful.

For the third quarter and first nine months of 2026, the 10.4% and 11.2% increases in gross written premiums for continuing business, when compared to the same 2025 periods. Growth was primarily driven by new business in our accident & health, global agriculture, strategic distribution partners and credit & surety divisions, although growth in global agriculture was tempered by lower-than-expected demand in our dairy and livestock business as higher input costs continued to pressure farmer cash flows and margins. Premiums were lower in energy solutions and captives, primarily due to non-renewing business, and in global property, where increased competition and lower rates continued to pressure premium growth, while transactional E&S also experienced lower premiums in the third quarter, reflecting lower rates, renewals and new business.

Net written premiums for the third quarter of 2026 were $403.9 million compared to $441.2 million for the same 2025 period, a decrease of $37.3 million or 8.4%. Net earned premiums for the third quarter of 2026 were $330.0 million compared to $351.8 million for the same 2025 period, a decrease of $21.8 million or 6.2%. During the third quarter of 2026, net written and earned premiums were impacted by (i) lower-than-expected demand in our dairy and livestock business, reported in the global agriculture division, as higher input costs continued to pressure farmer cash flows and margins, and (ii) the new dairy and livestock reinsurance placement.
Net written premiums for the first nine months of 2026 were $1,201.9 million compared to $1,123.7 million for the same 2025 period, an increase of $78.2 million or 7.0%. Net earned premiums for the first nine months of 2026 were $1,072.2 million compared to $947.7 million for the same 2025 period, an increase of $124.5 million or 13.1%. The increases in net written and earned premiums for the first nine months of 2026 were primarily driven by the same factors that drove the increase in gross written premiums discussed above, partially offset by the impacts of lower-than-expected demand in our dairy and livestock business and the new dairy and livestock reinsurance placement.
For additional information regarding our reinsurance programs, see the “Reinsurance” discussion included in this Item 2.
Combined Ratio
The following tables set forth the components of the Skyward Specialty segment’s combined ratios for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026		2025
($ in thousands)	$ Amount	% of Net Earned Premiums	$ Amount	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$201,413	61.1%	$211,760	60.2%
Cat loss and LAE(1)	5,000	1.5%	2,020	0.6%
Total losses and LAE	206,413	62.6%	213,780	60.8%
Expenses:
Net policy acquisition expenses	47,033	14.2%	49,243	13.9%
Other operating and general expenses	41,018	12.4%	48,836	13.9%
Underwriting, acquisition and insurance expenses	88,051	26.6%	98,079	27.8%
Less: commission and fee income	(3,118)	(0.9%)	(1,904)	(0.5%)
Total net expenses	$84,933	25.7%	$96,175	27.3%
Combined ratio		88.3%		88.1%
(1) Current accident year

	Nine months ended September 30,
	2026		2025
($ in thousands)	$ Amount	% of Net Earned Premiums	$ Amount	% of Net Earned Premiums
Losses and LAE:
Non-cat loss and LAE	$653,823	60.9%	$569,831	60.1%
Cat loss and LAE(1)	17,788	1.7%	12,520	1.3%
Total losses and LAE	671,611	62.6%	582,351	61.4%
Expenses:
Net policy acquisition expenses	151,019	14.2%	138,369	14.6%
Other operating and general expenses	128,126	11.9%	124,714	13.2%
Underwriting, acquisition and insurance expenses	279,145	26.1%	263,083	27.8%
Less: commission and fee income	(6,979)	(0.7%)	(6,440)	(0.7%)
Total net expenses	$272,166	25.4%	$256,643	27.1%
Combined ratio		88.0%		88.5%
(1) Current accident year
The loss ratios for the third quarter and first nine months of 2026 increased 1.8 points and 1.2 points, respectively, when compared to the same 2025 periods. Catastrophe losses in the third quarter and first nine months of 2026 were primarily due to convective storms, while catastrophe losses in the same 2025 periods were driven by convective storms in the South and Midwest and the California wildfires. The loss ratio for the first nine months of 2026 was also impacted by winter storms. The increases in the non-cat loss and LAE ratios, when compared to the same 2025 periods, were due to shifts in business mix driven by growth in the accident & health and global agriculture divisions, both of which generally have higher loss ratios.
The expense ratios for the third quarter and first nine months of 2026 improved 1.6 points and 1.7 points, respectively, when compared to the same 2025 periods, primarily driven by business mix shift and enhanced operating efficiencies. The expense ratio for the first nine months of 2026 also benefited from scale benefits as net earned premiums outpaced expense growth.
The expense ratios for all periods presented exclude the impact of corporate expenses which are presented separately in the combined group’s expense ratio. It also excludes IPO and management incentive plan related stock compensation, which are reported in other expenses in our condensed consolidated statements of operations and comprehensive income.
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
Apollo Group Holdings Limited
Apollo, through its subsidiary ASML, is authorized and regulated by the PRA and regulated by the FCA to conduct insurance and reinsurance business. ASML is a Lloyd’s managing agent authorized by Lloyd’s to manage approved Lloyd’s syndicates.
Bermuda
Apollo Bermuda Limited (“ABL”) is licensed in Bermuda as a Class 3A commercial insurer with the provisions of the Bermuda Insurance Act 1978 (the “Insurance Act”). ABL is a wholly owned subsidiary of Apollo. The principal activity of ABL is underwriting an affiliated quota share of Apollo 16 Limited, a corporate member supporting the underwriting capital for Syndicate 1969 and Syndicate 1971.
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
Underwriting Results
Select Apollo metrics for the third quarter and first nine months of 2025 are presented on a pro forma basis for comparative purposes only and are not necessarily indicative of the operating results that Skyward Group would have recognized had the acquisition actually been completed on January 1, 2025. Pro forma information is unaudited.

Premiums
The following tables set forth gross written premiums by underwriting division for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,
($ in thousands)	2026	2025(1)	Change	% Change
Syndicate 1969	$67,520	$61,105	$6,415	10.5%
Syndicate 1971	67,683	69,674	(1,991)	(2.9%)
Total gross written premiums	$135,203	$130,779	$4,424	3.4%

Net written premiums	$97,881	$—	$—	—%
Net earned premiums	$76,906	$—	$—	—%
(1) Prior year information is pro forma and is adjusted for the impact of the change in participations. See Reconciliation of Non-GAAP Financial Measures.

	Nine months ended September 30,
($ in thousands)	2026	2025(1)	Change	% Change
Syndicate 1969	$191,959	$160,164	$31,795	19.9%
Syndicate 1971	101,925	98,806	3,119	3.2%
Total gross written premiums	$293,884	$258,970	$34,914	13.5%

Net written premiums	$218,384	$—	$—	—%
Net earned premiums	$213,096	$—	$—	—%
(1) Prior year information is pro forma and is adjusted for the impact of the change in participations. See Reconciliation of Non-GAAP Financial Measures.

Gross written premiums for the third quarter and first nine months of 2026 increased $4.4 million and $34.9 million, or 3.4% and 13.5%, respectively, compared to the same adjusted pro forma 2025 periods, primarily driven by growth in Syndicate 1969, which benefited from new business and expansion across select specialty lines. Growth was partially offset by a modest decrease in our digital economy focused ibott Syndicate 1971, reflecting the timing of a renewal as well as seasonally lower new business opportunities.
Combined Ratio
The Apollo segment’s combined ratio for the three and nine months ended September 30, 2026 was 90.5% and 91.0%, respectively. Total non-cat losses and LAE for the three and nine months ended September 30, 2026 were $42.5 million and $115.6 million, or 55.2% and 54.3%, respectively. Cat losses and LAE for the three and nine months ended September 30, 2026 were $2.2 million and $5.8 million, or 2.8% and 2.7%, respectively, primarily due to convective storms during the third quarter and, for the first nine months of 2026, catastrophe losses associated with the conflict in the Middle East during the second quarter. Total underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2026 were $25.0 million and $72.5 million, or 32.5% and 34.0%, respectively. Net policy acquisition expenses were $14.6 million and $41.4 million, or 19.0% and 19.4%, respectively, and other operating and general expenses were $10.4 million and $31.1 million, or 13.5% and 14.6%, respectively.
Managed Premiums and Underwriting Fee Income
Apollo provides managing agency services to ten syndicates within its Lloyd’s managing agency platform. The capital aligned syndicates, Syndicate 1969, Syndicate 1971 and Syndicate 1972, are wholly managed by ASML and partly capitalized by Apollo’s Lloyd’s capital member Apollo No. 16. Platform Partner syndicates are managed by Apollo on behalf of third‑party partners and Apollo does not currently provide capital for underwriting of these syndicates. Because managed premiums are a key management operating metric intended to reflect the scale of business managed by Apollo, inter-syndicate reinsurance transactions, including those involving Syndicate 1972 and other Apollo-managed syndicates, are not eliminated in the calculation of managed premiums. Apollo receives managing agency fees and performance‑based income for their managing agency services from all syndicates on its Lloyd's platform. For the three and nine months ended September 30, 2026, underwriting fee income was $11.0 million and $33.7 million, respectively, and fee-based service expenses were $4.1 million and $12.8 million, respectively.

The following table sets forth the fee generating gross written premiums for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025(1)	2026	2025(1)
Aligned Syndicates	$401,468	$369,548	$855,183	$717,178
Partner Syndicates	115,647	67,355	280,058	181,528
Total fee generating gross written premiums	$517,115	$436,903	$1,135,241	$898,706
(1) Prior year information is pro forma and is adjusted for the impact of the change in participations. See Reconciliation of Non-GAAP Financial Measures.

Total fee generating gross written premiums for the three and nine months ended September 30, 2026 increased 18.4% and 26.3%, respectively, compared to the same pro forma 2025 periods, primarily driven by the addition of a new partner syndicate and organic growth across both aligned and partner syndicates.
Investments
Composition of Investment Portfolio
In the first quarter of 2026, we revised the presentation of our investment portfolio to (i) report short-term investments separately from cash and cash equivalents following the closing of the Apollo acquisition, and (ii) include equities in alternative & strategic investments after the sale of the majority of the equity portfolio in 2025. The prior year period has been recast to reflect this change. Cash and cash equivalents includes funds at Lloyd’s.
The following table sets forth the components of our investment portfolio at carrying value at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
Cash and cash equivalents	$309,245	9.7%	$171,053	6.9%
Short-term investments	531,449	16.6%	264,299	10.7%
Fixed income	2,198,288	68.8%	1,866,205	75.5%
Alternative and strategic investments	157,067	4.9%	168,837	6.8%
Total portfolio	$3,196,049	100.0%	$2,471,568	100.0%

Investment Results
The following table sets forth the components of net investment income and net investment gains (losses) for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
$ in thousands	2026	2025	2026	2025
Short-term investments	$2,381	$3,268	$7,338	$10,182
Cash and cash equivalents	2,690	695	6,932	2,595
Fixed income	30,338	20,806	87,013	55,358
Alternative and strategic investments	(1,530)	(2,755)	(9,622)	(7,995)
Net investment income	$33,879	$22,014	$91,661	$60,140
Net unrealized gains (losses) on securities still held	$2,444	$(8,987)	$6,146	$(6,677)
Net realized (losses) gains	(1,978)	16,034	(3,096)	23,564
Net investment (losses) gains	$466	$7,047	$3,050	$16,887

Net investment income for the third quarter and first nine months of 2026 increased $11.9 million and $31.5 million, respectively when compared to the same 2025 periods, driven by increased income from our fixed income portfolio as a result of the Apollo acquisition, a higher yield and a larger asset base. The increase in income from cash and cash equivalents was due to an overall increase in the invested asset base from the addition of Apollo when compared to the same 2025 periods.

The alternative and strategic investments portfolio continued to be impacted by the decline in the fair value of limited partnership investments.
When a fixed maturity has been determined to have an impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and on the balance sheet as an allowance for credit losses netted with the amortized cost of fixed maturities. Future increases in fair value, if related to credit factors, are recognized through earnings limited to the amount previously recognized as an allowance for credit losses. The amount related to non-credit factors is recognized in accumulated other comprehensive income and future increases or decreases in fair value, if not credit losses, are included in accumulated other comprehensive (loss) income. During the third quarter 2026, we wrote off $2.0 million on a held-to-maturity security and recognized a recovery of $0.3 million of amounts previously written off for credit losses on an available-for-sale “corporate securities and miscellaneous” security. This brings our total allowance to $10.1 million on four securities, an increase of $1.6 million for the third quarter and $2.6 million for the first nine months of 2026. Other than the securities discussed previously, we determined that no other credit impairment existed at September 30, 2026. See Note 3, “Investments” to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Fixed income
Our fixed income portfolio primarily consists of investment grade fixed income securities, which are predominantly highly-rated and liquid bonds, and commercial mortgage loans.
The following table sets forth the components of our fixed income securities at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total	Carrying Value	% of Total
U.S. government securities	$136,282	6.2%	$44,468	2.4%
Non-U.S. government securities	2,595	0.1%	—	—%
Corporate securities and miscellaneous	807,837	36.7%	636,387	34.1%
Municipal securities	102,124	4.6%	102,116	5.5%
Residential mortgage-backed securities	428,565	19.5%	486,587	26.1%
Commercial mortgage-backed securities	81,441	3.7%	73,050	3.9%
Other asset-backed securities	632,732	28.8%	513,695	27.5%
Total fixed income portfolio, available-for-sale	2,191,576	99.6%	1,856,303	99.5%
Commercial mortgage loans	6,712	0.4%	9,902	0.5%
Total fixed income portfolio	$2,198,288	100.0%	$1,866,205	100.0%

The weighted average credit rating of our available-for-sale fixed income portfolio was “A+” at September 30, 2026 and December 31, 2025. The following table sets forth the credit quality of our available-for-sale fixed income portfolio at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$296,229	13.5%	$286,563	15.4%
AA	617,761	28.2%	548,030	29.6%
A	725,683	33.1%	620,813	33.5%
BBB	530,113	24.2%	379,586	20.4%
BB and Lower	21,790	1.0%	21,311	1.1%
Total fixed income portfolio, available-for-sale	$2,191,576	100.0%	$1,856,303	100.0%

Our commercial mortgage loans are primarily senior loans on real estate across the U.S.
The average duration of our fixed income portfolio was approximately 3.34 years and 3.60 years, respectively, as of September 30, 2026 and December 31, 2025.

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
Other Items
Interest expense
Interest expense for the three and nine months ended September 30, 2026 was $7.0 million and $23.5 million, respectively, compared to $1.9 million and $5.6 million, respectively, for the same 2025 periods. The increases were due to additional interest expense related to the Term Loan Facility and Revolving Credit Facility (both are defined in the “Credit Agreements” section below).
Amortization expense
Amortization expense for the three and nine months ended September 30, 2026 was $8.8 million and $26.5 million, respectively, compared to $0.5 million and $1.2 million, respectively, for the same 2025 periods. The increases were due to the amortization of the value of business acquired (“VOBA”) asset and additional definite-lived intangible assets recognized as a result of the acquisition of Apollo.
Income Taxes
Income tax expense for the three and nine months ended September 30, 2026 was $13.8 million and $40.7 million, respectively, compared to $14.6 million and $35.0 million, respectively, for the same 2025 periods. Our effective tax rates for the three and nine months ended September 30, 2026 were 21.8% and 21.5%, respectively, compared to 24.2% and 21.6%, respectively, for the same 2025 periods. The decrease in the effective tax rate for the three months ended September 30, 2026 compared to the corresponding 2025 period was primarily attributable to a return-to-provision adjustment related to a research and development tax credit identified following the filing of the Apollo U.K. 2025 tax return, as well as the impact of Apollo transaction costs recognized in the third quarter of 2025 that increased the prior-year effective tax rate. For the nine months ended September 30, 2026, the effective tax rate was generally consistent with the corresponding 2025 period. The 2026 effective tax rate included discrete tax benefits from stock-based compensation, which reduced the rate by approximately 1%, partially offset by the impact of differing tax rates applicable to our Bermuda and U.K. operations, which increased the rate by approximately 1.5%.
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

Our cash flows for the nine months ended September 30, 2026 and 2025:

($ in thousands)	2026	2025
Cash and cash equivalents, restricted cash and funds at Lloyd’s provided by (used in):
Operating activities	$389,303	$356,308
Investing activities	(485,943)	(315,568)
Financing activities	300,937	—
Change in cash and cash equivalents, restricted cash and funds at Lloyd’s	$204,297	$40,740

Cash provided by operating activities in 2026 was consistent when compared to 2025 and continued to reflect positive cash flow from our insurance operations. Cash from operations can vary from period to period due to the timing of premium receipts, claim payments and reinsurance activity. Cash flows from operations in each of the periods presented were used primarily to fund investing activities.
The increase in net cash used in investing activities in 2026 when compared to 2025 was primarily driven by the acquisition of Apollo.
The increase in net cash provided by financing activities in 2026 when compared to 2025 was due to proceeds from the Term Loan Facility and the draw on the Revolving Credit Facility used to fund the Apollo acquisition, partially offset by the repayment of long-term debt.
Credit Agreements
FHLB Loan
On August 30, 2024, we entered into the FHLB Loan pursuant to the Advances and Security Agreement. The FHLB Loan is a 4.5-year term loan in the principal amount of $57.0 million. The FHLB Loan provides for interest-only payments during its term, with principal due in full at maturity. The interest rate is fixed over the term of the loan at 4.00%. The FHLB Loan is fully secured by a pledge of specific investment securities of HSIC. We used the proceeds to fund redemptions of the draws on the prior credit facility. On July 21, 2026, we repaid $1.0 million of outstanding principal.
Term Loan Facility
During the fourth quarter of 2025, we entered into a Term Loan Credit Agreement (the “Term Loan Facility”) with a syndicate of participating banks. The Term Loan Facility includes (a) an unsecured senior delayed draw term loan facility (“DDTL”) in the aggregate principal amount of $150.0 million (the “Tranche A DDTL”) and (b) an additional unsecured senior DDTL in the aggregate principal amount of $150.0 million (the “Tranche B DDTL”).
We used the Term Loan Facility to fund a portion of the consideration of the acquisition of Apollo and related transaction fees and expenses. Amounts drawn under the Term Loan Facility will bear interest at either term SOFR plus a margin, which will range from 150 basis points to 190 basis points, or the base rate plus a margin, which will range from 50 basis points to 90 basis points, each depending on our debt to capitalization ratio. SOFR is calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate is the highest of (i) the Agent’s then-current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, we will also pay a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Facility, depending on our debt to capitalization ratio. The Tranche A DDTL matures on January 1, 2028 and the Tranche B DDTL matures on July 2, 2029. On December 30, 2025, we drew $150.0 million of the Tranche A DDTL and $150.0 million of the Tranche B DDTL for the acquisition of Apollo on January 1, 2026. On June 26, 2026, we repaid $50.0 million of outstanding principal related to the Tranche A DDTL.
The Term Loan Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness exceeding $10.0 million and on our ability to make distributions to our stockholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants, including financial covenants relating to our minimum consolidated net worth, maximum total debt to capitalization, minimum A.M. Best rating and minimum liquidity, as well as customary events of default. As of September 30, 2026, we were in compliance with all covenants.
The Term Loan Facility is unsecured. In connection with the Revolving Credit Facility, during the fourth quarter of 2025, we and the subsidiary guarantors party thereto, entered into a guaranty agreement, pursuant to which our obligations under the Term Loan Facility are guaranteed and our existing wholly-owned subsidiaries and subsequently acquired or organized subsidiaries, excluding insurance company subsidiaries and subject to certain other exceptions.

We report debt related to the Term Loan Facility as of September 30, 2026 Condensed Consolidated Balance Sheet, net of debt issuance costs of approximately $3.5 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the debt.
Revolving Credit Facility
During the fourth quarter of 2025, we entered into a Credit Agreement (the “Revolving Credit Facility”) with a syndicate of participating banks. The Revolving Credit Facility is unsecured and provided us with up to an initial maximum principal amount of $150.0 million, which was increased to $250.0 million on the closing date of our acquisition of Apollo.
We initially drew $43.0 million, which was used to redeem our prior revolving credit facility (described below). On December 30, 2025, we drew an additional $71.5 million which was used to fund a portion of the consideration paid for the acquisition of Apollo on January 1, 2026.
Interest on the Revolving Credit Facility is payable quarterly. Amounts drawn under the Revolving Credit Facility bear interest at either term SOFR plus a margin, which ranges from 150 to 190 basis points, or the base rate plus a margin, which ranges from 50 basis points to 90 basis points, each depending on our debt to capitalization ratio. SOFR will be calculated using a SOFR floor of 0.00% and a credit spread adjustment of 0.10%. The base rate will be the highest of (i) the Agent’s then current prime lending rate, (ii) the Federal Funds Rate plus 0.50%, (iii) SOFR plus 1.00% and (iv) zero percent (0%). In addition, we also pay a fee ranging from 0.20% to 0.35% on average daily undrawn amounts under the Revolving Credit Facility, depending on our debt to capitalization ratio. The availability period under the Revolving Credit Facility will terminate on November 12, 2030.
We are subject to covenants on the Revolving Credit Facility based on minimum net worth, maximum debt to capital ratio, minimum A.M. Best Rating and minimum liquidity, as well as customary events of default. As of September 30, 2026, we were in compliance with all covenants.
Debentures
In May 2019, we entered into an agreement to issue unsecured subordinated notes (the “Notes”) with an aggregate principal amount of $20.0 million. Interest on the Notes is fixed at 7.25% for the first 8 years and fixed at 8.25% thereafter. Early retirement of the debt ahead of the 8-year commitment requires all interest payments to be paid in full as well as the return of outstanding principal. Principal is due at maturity on May 24, 2039 and interest is payable quarterly. The Notes have junior priority to all previously issued debt. We report debt related to the Notes as of September 30, 2026 Condensed Consolidated Balance Sheet and December 31, 2025 Consolidated Balance Sheet, net of debt issuance costs of approximately $0.4 million. These deferred financing costs are presented as a direct deduction from the carrying amount of the subordinated debt.
Share Repurchase Program
In October 2024, the Board approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock. On July 15, 2026, the Board authorized an increase to the share repurchase program authorizing the repurchase of up to an additional $50.0 million of our common stock. As a result, the total amount authorized under the share repurchase program increased to $100.0 million. The shares may be repurchased from time to time in open market purchases, privately-negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including through Rule 10b5-1 trading plans. The timing, manner, price and amount of any repurchases under the share repurchase program will be determined by us in our discretion. The share repurchase program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time. During the nine months ended September 30, 2026, we repurchased 222,635 shares for approximately $9.7 million under this plan. These shares represent the total repurchased under the plan as of September 30, 2026.
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
For the three and nine months ended September 30, 2026 our net retention on a written basis (calculated as net written premiums as a percentage of gross written premiums) was 62.5% and 64.2%, respectively, compared to 72.7% and 65.1%, respectively, for the same 2025 periods.
Credit and Financial Strength Ratings
On August 28, 2026, A.M. Best affirmed the A (Excellent) Financial Strength Rating of the members of Skyward Specialty Insurance Group, with a Stable outlook, and affirmed the “a” (Excellent) Long-Term Issuer Credit Ratings, while revising the outlook on the Long-Term Issuer Credit Ratings to positive from stable.
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
In connection with the preparation of this quarterly report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of September 30, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
In connection with the evaluation of our disclosure controls and procedures as of September 30, 2026, the scope of such evaluation excluded Apollo, which was acquired on January 1, 2026. The Company excluded Apollo from the evaluation because the entity and its related systems, processes and controls are in the process of being integrated into the Company’s overall financial reporting and disclosure control framework. Management plans to complete the integration and related evaluation of Apollo’s disclosure controls and procedures during 2026.
Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The evaluation of internal control over financial reporting as of September 30, 2026 excluded Apollo, which was acquired on January 1, 2026, as the integration of Apollo’s systems and controls into the Company’s control environment is ongoing.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”), as supplemented by the risk factor updates set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2026 (our “Q1 10-Q”). There have been no other material changes in our risk factors in the nine months ended September 30, 2026 from those disclosed in our 2025 Form 10-K and our Q1 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents share purchases made by the Company during the three months ended September 30, 2026, and the approximate dollar value of shares remaining that are authorized for purchase by the Company under its publicly announced share repurchase program.

($ in thousands, except share and per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
July 2026	—	$—	—	$90,269
August 2026	2,077	59.95	—	90,269
September 2026	—	—	—	$90,269
Total	2,077	$59.95	—
(1) Includes shares withheld from participants in the Company’s long-term incentive program for personal income taxes

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended September 30, 2026, certain of our executives (as defined in Rule 16a-1(f) of the Exchange Act) entered into Rule 10b5-1 trading arrangements (as such terms are defined in Item 408 of Regulation S-K) during an open insider trading window for the purchase or sale of our securities that are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.
On August 26, 2026, John Burkhart, President, US Property & Casualty, entered into a new Rule 10b5-1 Trading Arrangement. On August 28, 2026, Mark Haushill, Chief Financial Officer, entered into a new Rule 10b5-1 Trading Arrangement. On August 31, 2026, Sandip Kapadia, President, Reinsurance and Head of Actuarial, entered into a new Rule 10b5-1 Trading Arrangement. On September 14, 2026, Shakoor Khan, Chief Strategy & Corporate Development Officer, and Andrew Robinson, Chief Executive Officer, entered into new Rule 10b5-1 Trading Arrangements. The material terms of these trading plans are set forth in the table below.

Disclosure Events	Name (Title)	Date of Adoption	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
1	John Burkhart (President, US Property & Casualty)	August 26, 2026	Rule 10b5-1(c) Trading Arrangement	11/27/2026 – 11/23/2027	Up to 12,784 shares
2	Mark Haushill (Chief Financial Officer)	August 28, 2026	Rule 10b5-1(c) Trading Arrangement	11/27/2026 – 11/30/2027	Up to 98,241 shares
3	Sandip Kapadia (President, Reinsurance and Head of Actuarial)	August 31, 2026	Rule 10b5-1(c) Trading Arrangement	11/30/2026 – 11/26/2027	Up to 27,862 shares
4	Shakoor Khan (Chief Strategy & Corporate Development Officer)	September 14, 2026	Rule 10b5-1(c) Trading Arrangement	1/4/2027 – 12/31/2027	Up to 4,357 shares
5	Andrew Robinson (Chief Executive Officer)	September 14, 2026	Rule 10b5-1(c) Trading Arrangement	1/4/2027 – 12/31/2027	Up to 89,000 shares

Item 6. Exhibits
(a)Exhibits.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 18, 2023).
4.1
Amended and Restated Stockholders’ Agreement, by and among the Company and the stockholders listed therein (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 14, 2022).

10.1+*	Form of Apollo Executive Employment Agreement.
10.2+*	Form of Senior Advisor Letter Agreement.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
+    Management contract or compensatory plan or arrangement.
*    Filed herewith.

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

Skyward Specialty Insurance Group, Inc.
Date: November 6, 2026	By:	/s/ Andrew Robinson
Andrew Robinson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Mark Haushill
Mark Haushill
Chief Financial Officer
(Principal Financial and Accounting Officer)